Form 10-Q
period 2022-03-31
RF Acquisition Corp.
filed 2022-06-08
CIK 1847607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-41332

RF ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	61-1991323
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 Somerset, #05-06

Singapore 238164

(Address of principal executive offices and zip code)

+65 6904 0766

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, one redeemable warrant, and one right to receive one-tenth of one share of Class A common stockshare of Class A common stock	RFACU	The Nasdaq Stock Market LLC

Share of Class A common stock, par value $0.0001 per share	RFAC	The Nasdaq Stock Market LLC

Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	RFACW	The Nasdaq Stock Market LLC

Rights, each right receives one-tenth of one share of Class A common stock	RFACR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 8, 2022, there were 11,700,000 of the registrant’s Class A common stock, par value $0.0001 per share, and 2,875,000 of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

RF ACQUISITION CORP.

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS	1

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the Three Months ended March 31, 2022 and for the period from January 11, 2021 (inception) through March 31, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholder’s Equity for the Three Months ended March 31, 2022 and for the period from January 11, 2021 (inception) through March 31, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the Three Months ended March 31, 2022 and for the period from January 11, 2021 (inception) through March 31, 2021 (Unaudited)	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

Item 4.	CONTROLS AND PROCEDURES	26

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	27

Item 1A.	RISK FACTORS	27

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

Item 3.	DEFAULTS UPON SENIOR SECURITIES	29

Item 4.	MINE SAFETY DISCLOSURES	29

Item 5.	OTHER INFORMATION	29

Item 6.	EXHIBITS	30

SIGNATURES		31

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RF ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$1,525,234	$—
Other assets - current	272,500	—
Total Current Assets	1,797,734	—
Deferred offering costs	—	606,059
Other assets – non-current	272,500	—
Cash held in Trust Account	116,151,096	—
TOTAL ASSETS	$118,221,330	$606,059
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$1,118,375	$226,514
Franchise tax payable	80,488	31,123
Due to sponsor	386,179	355,184
Total Liabilities	1,585,042	612,821
Commitments and Contingencies (Note 6)
Class A common stocks; 11,500,000 and 0 shares subject to possible redemption at $10.10 per share redemption value at March 31, 2022 and December 31, 2021, respectively	116,150,000	—
Stockholders’ Equity (Deficit)
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; none issues and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A Common Stock, $0.0001 par value; 380,000,000 shares authorized; 200,000 issued and outstanding (excluding 11,500,000 and 0 shares subject to redemption) at March 31, 2022 and December 31, 2021, respectively	20	20
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized, 2,875,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	288	288
Additional paid-in capital	566,031	24,712
Accumulated Deficit	(80,051)	(31,782)
Total Stockholders’ Equity (Deficit)	486,288	(6,762)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$118,221,330	$606,059

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the period from January
	For the Three Months Ended	11, 2021 (inception) through
	March 31, 2022	March 31, 2021
Formation costs and other operating expenses	$—	$659
Loss from operations	—	(659)
Other income (expense):
Interest income, net	1,096
Franchise tax expenses	(49,365)	—
Net loss	$(48,269)	$(659)
Weighted average shares outstanding of Class A common shares	550,000	—
Basic and diluted net loss per share, Class A common shares	$(0.02)	$—
Weighted average shares outstanding, Class B common shares non-redeemable shares	2,504,167	2,500,000
Basic and diluted net loss per share, Class B common shares, non-redeemable shares	$(0.02)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Shares		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance—December 31, 2021	200,000	$20	2,875,000	$288	$24,712	$(31,782)	$(6,762)
Accretion of Class A common stock to redemption amount	—	—	—	—	(12,390,780)	—	(12,390,780)
Offering costs paid through the IPO	—	—	—	—	(24,766)	—	(24,766)
Costs related to issuance of EBC shares	—	—	—	—	519,415	—	519,415
Proceeds allocated to Public Warrants	—	—	—	—	850,000	—	850,000
Proceeds allocated to Rights	—	—	—	—	6,920,000	—	6,920,000
Warrants issuance costs	—	—	—	—	(94,647)	—	(94,647)
Rights issuance costs	—	—	—	—	(237,903)	—	(237,903)
Amount received on sale of private warrants	—	—	—	—	5,000,000	—	5,000,000
Net loss for the period	—	—	—	—	—	(48,269)	(48,269)
Balance—March 31, 2022 (unaudited)	200,000	$20	2,875,000	$288	$566,031	$(80,051)	$486,288

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLERS’ EQUITY (DEFICIT)

FOR THE PERIOD FORM JANUARY 11, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

	Class A		Class B		Additional		Class B	Total
	Common Shares		Common Shares		Paid-in	Accumulated	Common Subscription	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance—January 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	2,875,000	288	24,712	—	—	25,000
Class B common stock subscription to sponsors	—	—	—	—	—	—	(5,000)	(5,000)
Net loss for the period	—	—	—	—	—	(659)	—	(659)
Balance—March 31, 2021 (unaudited)	—	$—	2,875,000	$288	$24,712	$(659)	$(5,000)	$19,341

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period
	For the Three	January 11, 2021
	Months Ended	(inception) through
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(48,269)	$(659)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Investments held in trust Account	(1,096)	—
Changes in operating assets and liabilities:
Other assets	(545,000)	—
Accrued expenses	545,000	659
Franchise tax payable	49,365	—
Net cash provided by operating activities	$—	$—
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(116,150,000)	—
Net cash used in investing activities	$(116,150,000)	$—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000	—
Offering costs paid through the IPO	(24,766)	—
Proceeds from sale of Private Placement Warrants	5,000,000	—
Net cash provided by financing activities	$117,675,234	$—

Net Change in Cash	1,525,234	—
Cash – Beginning of period	—	—
Cash – End of period	$1,525,234	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$346,861	$178,000
Offering costs included in due to sponsor	$30,995	$—
Deferred offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$20,000
Issuance of Class B common stock subscription receivable	$—	$5,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS, AND GOING CONCERN

RF Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on January 11, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search for an initial business combination on companies that are within the financial services, media, technology, retail, interpersonal communication, transportation, and education sectors. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period from January 11, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“the Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on March 23, 2022. On March 28, 2022, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,550,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to RF Dynamic LLC (the “Sponsor”), generating gross proceeds of $4,550,000, which is described in Note 4.

On March 30, 2022, the underwriter exercised their over-allotment option, resulting in an additional 1,500,000 Units issued for an aggregate amount of $15,000,000. In connection with the underwriter’s exercise of their over-allotment option, the Company also consummated the sale of an additional 450,000 Private Placement Warrants at $1.00 per Private Placement Warrant, generating total proceeds of $450,000.

Transaction costs amounted to $3,803,330, consisting of $2,300,000 of underwriting fees and $1,503,330 of other offering costs. In addition, at March 31, 2022, cash of $1,525,234 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on March 28, 2022 and the exercise of the over-allotment option on March 30, 2022, an amount of $116,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting the certain conditions under Rule 2a-7 of the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes and excluding the amount of certain advisory fees payable to EarlyBirdCapital) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.10 per Public Share).

If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group”(as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The holders of the Founder Shares (as defined below) have agreed not to propose an amendment to the Certificate of Incorporation to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

If the Company is unable to complete a Business Combination within 12 months, or if we decide to extend the period of time to consummate our business combination up to two times by an additional three months each time, at $0.10 per extension, for a total of $0.20 aggregate in trust, within 18 months, from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Liquidity

At March 31, 2022, the Company had $1,525,234 of cash and a working capital of $212,692, respectively.

The Company’s liquidity needs up to March 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the condensed financial statements. The Company has since competed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the condensed financial statements were issued.

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In connection with the Company's assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern.” The Company has until March 28, 2023, 12 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by March 28, 2023, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern one year from the date that these condensed financial statements are issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced military operations in Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the global economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Form 8-K filed by the Company with the SEC on April 13, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instalments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,525,234 and $0 cash and no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Cash Held in Trust Account

The Company’s portfolio of investments held in trust consists solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income earned on investments in Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At March 31, 2022 and December 31, 2021, the Company had $116,151,096  and $0 in the trust account respectively.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consists of legal, accounting, underwriting fees and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering cost amounted to $3,803,330 which was charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for the payment of interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company has identified the United States as its only major tax jurisdiction. The provision for income taxes was deemed to be immaterial for the period from January 11, 2021 (inception) through March 31, 2022.

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, the Class A common stock is subject to possible redemption and is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

At March 31, 2022, the Class A common stock subject to possible redemption reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(850,000)
Proceeds allocated to Rights	(6,920,000)
Total offering costs	(3,803,330)
Add:
Warrants issuance cost	94,647
Rights issuance cost	237,903
Accretion of carrying value to redemption value	12,390,780
Class A common stock subject to possible redemption	$116,150,000

Net Loss Per Share Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Basic loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Consistent with FASB 480, common shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been included in the calculation of income per common share for the three months ended March 31, 2022 and for the period from January 11, 2021 (inception) to March 31, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income per share includes the incremental number of common shares to be issued to settle warrants and rights, as calculated using the treasury method. For the three months ended March 31, 2022 and the period from January 11, 2021 (inception) to March 31, 2021, the Company did not have any dilutive warrants, rights, securities or other contracts that could potentially, be exercised or converted into common shares. As a result, diluted income per common share is the same as basic income per common share for all periods presented.

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of net loss per common share is as follows:

			For the period from January
	For the Three Months Ended		11, 2021 (inception) through
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(8,692)	$(39,577)	$—	$(659)
Denominator:
Basic and diluted weighted average shares outstanding	550,000	2,504,167	—	2,500,000
Basic and diluted net loss per common share	$(0.02)	$(0.02)	$—	$—

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrants and Rights

The Company accounts for warrants and rights as either equity-classified or liability-classified instruments based on an assessment of the warrants and rights specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants and rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants and rights meet all of the requirements for equity classification under ASC 815, including whether the warrants and rights are indexed to the Company’s own common shares and whether the warrant and rights holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant and rights issuance and as of each subsequent quarterly period end date while the warrants and rights are outstanding.

For issued or modified warrants and rights that meet all of the criteria for equity classification, the warrants and rights are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and rights that do not meet all the criteria for equity classification, the warrants and rights are required to be treated as liabilities, and recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants and rights are recognized as a non-cash gain or loss on the statements of operations.

The equity-linked warrants, both Public and Private warrants, and rights are considered freestanding and outside the scope of ASC 480 as they are not mandatorily redeemable, are exchanged on a fixed 1:1 ratio and do not obligate the Company to repurchase equity shares. The Company concluded that the warrants and rights are equity classified under ASC 815 as the warrants and rights are indexed in the Company’s Class A common stock.

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Recent Accounting Pronouncements

In August 2020, FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on March 28, 2022, and the underwriters’ exercise of the over-allotment option on March 30, 2022, the Company sold 11,500,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, one right to receive one-tenth (1/10) of one share of Class A common stock, and one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

As of March 28, 2022, the Company accounted for the underwriter’s over-allotment option as a liability in accordance with ASC 480, with a value of $65,260. The option was measured at fair value utilizing a Black Scholes Model, which includes the following assumptions of stock price, exercise price, volatility, term, and the risk-free rate. The liability was extinguished upon the exercise of the over-allotment option on March 30, 2022. The change in fair value between March 28, 2022 and March 30, 2022 was de minimis and therefore had no impact on the Company’s statement of operations for the three months ended March 31, 2022.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor, insiders and EarlyBirdCapital have purchased an aggregate of 4,550,000 Private Placement Warrants at a price of $1.00 per warrant (4,050,000 private warrants by the Sponsor and 500,000 private warrants by EarlyBirdCapital), generating total proceeds of $4,550,000 to the Company. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share.

In connection with the underwriter’s election to exercise their over-allotment option on March 30, 2022, the Sponsor purchased an additional 450,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, or $450,000. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 21, 2021, the Company issued an aggregate of 2,875,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor in exchange for cash of $25,000. The Founder Shares include an aggregate of up to 375,000 shares subject to forfeiture

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

by the Sponsor to the extent that the underwriter’s overallotment is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 30, 2022, the underwriters exercised the over-allotment option in full.

As a result of the underwriter’s election to exercise their over-allotment option on March 30, 2022, 375,000 Founder Shares are no longer subject to forfeiture as of March 31, 2022.

The Sponsor has agreed not to, except to permitted transferees, transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the Business Combination, the Founder Shares will be released from the lock-up.

Administrative Services Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Given the timing of the Company’s initial public offering, $0 has been recognized in connection with such services for the three months ended March 31, 2022.

Related Party Loans and Reimbursements

Other than the payment of customary fees the Company may elect to make to members of its board of directors for director service, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to the Sponsor or the Company’s executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of a Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor or the Company’s officers, directors or their affiliates.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts. If a Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from its Trust account would be used for such repayment. The terms of such Working Capital Loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Due to Sponsor

The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering. This amount is not interest bearing and due on demand by the Sponsor. As of March 31, 2022 and December 31, 2021, there was $386,179 and $355,184 due to Sponsor, respectively.

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Promissory Note – Related Party

The sponsor has agreed to loan the Company up to $300,000 in the aggregate, to be used for a portion of the expenses of the Initial Public Offering. The loans will be non-interest bearing, unsecured and due at the earlier of September 30, 2022 or the closing of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, the Company has not drawn down on the promissory note.

NOTE 6. COMMITMENTS & CONTINGENCIES

Registration and Stockholder Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted the underwriter a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments, at the Initial Public Offering price less the underwriting discounts and commissions.

On March 30, 2022, the underwriter exercised their over-allotment option to purchase an additional 1,500,000 Units at $10.00 per Unit. The total underwriting fee paid to the underwriter at the closing of the Initial Public Offering was $2,300,000.

Business Combination Marketing Agreement

On March 23, 2022, the Company engaged EarlyBirdCapital (“EBC”) as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of Initial Public Offering.

Additionally, the Company will pay EBC a cash fee equal to 1.0% of the total consideration payable in the proposed Business Combination if it introduces the Company to the target business with which the Company completes a Business Combination; provided that the foregoing fee will not be paid prior to the date that is 90 days from the effective date of the Initial Public Offering, unless the Financial Industry Regulatory Authority (“FINRA”) determines that such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110.

EarlyBirdCapital Founder Shares

On April 12, 2021 the Company issued to EBC and or designees an aggregate of 200,000 shares of Class A common stock at a price of $0.0001 per share for a total consideration of $20. The Company accounts for the fair value of the EBC Founder shares (EarlyBirdCapital Founder shares) over consideration paid as offering cost of the Initial Public Offering, with a corresponding credit to stockholder’s equity.

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company estimated the fair value of the EBC founder shares to be $519,415 and is recorded as an offering cost with a corresponding increase in stockholder’s equity. The Company established the initial fair value of the EBC Founder Shares on April 12, 2021, using a probability weighted model for the EBC Founder Shares. The EBC Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a business combination, the probability of the initial public offering, and other risk factors.

EarlyBirdCapital (and/or its designees) has agreed not to transfer, assign or sell any such shares without the Company’s prior written consent until the completion of the Business Combination. In addition, EarlyBirdCapital (and/or its designees) has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete the Business Combination within the Combination Period.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which this prospectus forms a part pursuant to FINRA Rule 5110(g)(1). Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. On April 12, 2021, the Company issued to EBC and/or its designees an aggregate of 200,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022, and December 31, 2021, there were 200,000 shares of Class A common stock issued and outstanding, excluding 11,500,000 and 0, shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share, except that, prior to the completion of a Business Combination, only holders of the Company’s Class B common stock have the right to vote on the election of directors. On January 21, 2021, the Company issued 2,875,000 shares of Class B common stock, including an aggregate of up to 375,000 shares of Class B common stock that are subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the private placement warrants and the EBC founder shares). On March 30, 2022, the underwriter exercised their over-allotment option to purchase an additional 1,500,000 Units at $10.00 per Unit. As a result, the Founder Shares were no longer subject to forfeiture. As of March 31, 2022, and December 31, 2021 there were 2,875,000 Class B common stock issued and outstanding.

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders and excluding the private placement warrants and the EBC founder shares), including the total number of

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, officers or directors.

Warrants —   Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	at any time after the warrants become exercisable,
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, and recapitalizations) for any 20 trading days within a 30-trading day period commencing at any time after the warrants become exercisable and ending on the third trading day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities, for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and, in the case of any such issuance to the Sponsor, our initial stockholders or such affiliates, without taking into account any founder shares held by the Sponsor, initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company completes a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value or the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value or the Newly Issued Price.

NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. Accordingly, as of March 31, 2022, and December 31, 2021, 11,500,000 and 0 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

NOTE 9. FAIR VALUE MEASUREMENT

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets:
Cash held in Trust Account	$116,151,096			$116,151,096

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period January 11, 2021 (inception) through March 31, 2022

Level 1 instruments include the Cash held in the Trust Account. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10. RIGHTS

Each holder of a right will automatically receive one-tenth (1/10) of one Class A common stock upon consummation of our initial business combination, even if the holder of a Public Right redeemed all Class A common stock held by him, her or it in connection with the initial business combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional Class A common stock upon consummation of an initial business combination. The Class A common stock issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of ours).

We will not issue fractional shares in connection with an exchange of Public Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporations Law, and any rounding down and extinguishment may be done with or without any in lieu cash payment or other compensation being made to the holder of the relevant Public Rights. As a result, you must hold rights in multiples of 10 in order to receive shares for all of your rights upon closing of a business combination.

If we are unable to complete an initial business combination within the Combination Period and we liquidate the funds held in the trust account, holders of Public Rights will not receive any of such funds for their Public Rights and the Public Rights will expire worthless.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to RF Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to RF Dynamic LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on January 11, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the private placement warrants, the proceeds of the sale of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of a business combination. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

Our only activities from inception through March 31, 2022, were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

For the three months ended March 31, 2022, we had a net loss of $48,269, which is comprised of interest income, net from the Trust Account and franchise tax expenses.

For the period from January 11, 2021 (inception) through March 31, 2021, we had a net loss of $659, which is comprised of formation and operating expenses of $659.

Liquidity and Going Concern

On March 28, 2022, the Company consummated the Initial Public Offering of 10,000,000 units, generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, pursuant to the Private Placement Warrants Purchase Agreements, the Company completed the private sale of 4,050,000 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, and 500,000 warrants to EarlyBirdCapital, Inc., generating gross proceeds to the Company of $4,550,000.

On March 30, 2022, the underwriters fully exercised the over-allotment option and purchased an additional 1,500,000 Units, generating an aggregate of gross proceeds of $15,000,000. Simultaneously with the closing of the exercise of the over-allotment option, the Company completed the private sale of an aggregate of 450,000 Private Warrants to the Company’s Sponsor, at a purchase price of $1.00 per Private Warrant, generating gross proceeds of $450,000.

Following the closing of the Initial Public Offering on March 28, 2022 and the exercise of the over-allotment option on March 30, 2022, an amount of $116,150,000 from the net proceeds was placed in the Trust Account. Transaction costs amounted to $3,803,330 consisting of $2,300,000 of underwriting fees, and $1,503,330 of other costs.

As of March 31, 2022 and December 31, 2021, we had approximately $116,151,096 and $0 cash held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of March 31, 2022 and December 31, 2021, we had cash of $1,525,234 and $0 held outside of the Trust Account, respectively. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts. If a Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from its Trust account would be used for such repayment. The terms of such Working Capital Loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying, and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating, and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until March 28, 2023, 12 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by March 28, 2023, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these condensed financial statements are issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Related Party Transactions

Founder Shares

On January 21, 2021, the Company issued an aggregate of 2,875,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor in exchange for cash of $25,000. The Founder Shares include an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s overallotment is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

As a result of the underwriter’s election to exercise their over-allotment option on March 30, 2022, 375,000 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed not to, except to permitted transferees, transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the Business Combination, the Founder Shares will be released from the lock-up.

Related Party Loans

The Sponsor agreed to loan the Company an aggregate of up to $300,000 in the aggregate, to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) September 30, 2022 or (ii) the closing of the Initial Public Offering. As of March 31, 2022, the Company has not drawn down on the promissory note.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts. If a Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from its Trust account would be used for such repayment. The terms of such Working Capital Loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Contractual Obligations

Administrative Services Agreement

Commencing on the date of the Initial Public Offering until completion of the Company’s initial business combination or liquidation, we agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us by an affiliate of our Sponsor. There was no balance due to Sponsor at March 31, 2022 and December 31, 2021, respectively.

Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative support provided to the Company.

Registration and Stockholder Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $2,300,000. On March 30, 2022, the underwriters fully exercised the over-allotment option and purchased an additional 1,500,000 Over-Allotment Units, generating an aggregate of gross proceeds of $15,000,000.

Business Combination Marketing Agreement

On March 23, 2022, the Company engaged EarlyBirdCapital (“EBC”) as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of Initial Public Offering.

Additionally, the Company will pay EBC a cash fee equal to 1.0% of the total consideration payable in the proposed Business Combination if it introduces the Company to the target business with which the Company completes a Business Combination; provided that the foregoing fee will not be paid prior to the date that is 90 days from the effective date of the Initial Public Offering, unless the Financial Industry Regulatory Authority (“FINRA”) determines that such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110.

EarlyBirdCapital Founders Shares

On April 12, 2021 the Company issued to EBC and or designees an aggregate of 200,000 shares of Class A common stock at a price of $0.0001 per share for a total consideration of $20. The Company accounts for the fair value of the EBC Founder shares (EarlyBirdCapital Founder shares) over consideration paid as offering cost of the Initial Public Offering, with a corresponding credit to stockholder’s equity.

The Company estimated the fair value of the EBC founder shares to be $519,415 and is recorded as an offering cost with a corresponding increase in stockholder’s equity. The Company established the initial fair value of the EBC Founder Shares on December 31, 2021, using a probability weighted model for the EBC Founder Shares. The EBC Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a business combination, the probability of the initial public offering, and other risk factors.

EarlyBirdCapital (and/or its designees) has agreed not to transfer, assign or sell any such shares without the Company’s prior written consent until the completion of the Business Combination. In addition, EarlyBirdCapital (and/or its designees) has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete the Business Combination within the Combination Period.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which this prospectus forms a part pursuant to FINRA Rule 5110(g)(1). Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Polices (“GAAP”). The preparation of our condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently Issued Accounting Standards

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of this offering and the sale of the private placement warrants held in the trust account will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. However, if the interest rates of U.S. Treasury obligations become negative, we may have less interest income available to us for payment of taxes, and a decline in the value of the assets held in the trust account could reduce the principal below the amount initially deposited in the trust account.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on March 24, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on March 24, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On January 21, 2021, our Sponsor purchased 2,875,000 shares of Class B common stock, par value $0.0001 (the “Founder Shares”), for an aggregate price of $25,000. The Founder Shares include an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s overallotment is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). The underwriters fully exercised the over-allotment on March 30, 2022; thus, these 375,000 Founder Shares were no longer subject to forfeiture.

Simultaneously with the closing of the Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements, the Company completed the private sale of 4,050,000 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, and 500,000 warrants to EarlyBirdCapital, Inc. (the “Underwriter”) generating gross proceeds to the Company of $4,550,000. The Private Placement Warrants are identical to the Warrants included as part of the Units sold in the Initial Public Offering.

No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

The registration statement for the Company's Initial Public Offering was declared effective on March 23, 2022. On March 28, 2022, the Company consummated the Initial Public Offering of 10,000,000 Units with each Unit consisting of one share of Class A common stock, one redeemable warrant, and one right to receive one-tenth of one Class A common stock upon the consummation of a Business Combination. On March 30, 2022, the Underwriter, EarlyBirdCapital, Inc., fully exercised its over-allotment option for 1,500,000 Units. The Initial Public Offering generated gross proceeds of $115,000,000.

In connection with the Initial Public Offering, we incurred offering costs of $3,803,330, consisting of $2,300,000 of underwriting fees, and $1,503,330 of other offering costs. The Company will not pay EarlyBirdCapital, Inc. deferred underwriting fees in connection with the Business Combination. However, the Company has engaged EarlyBirdCapital, Inc. as advisors in connection with the Business Combination, whereby the Company will pay EarlyBirdCapital, Inc. a cash fee for such services upon the consummation of the Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable).

Additionally, the Company will pay EarlyBirdCapital, Inc. a cash fee equal to 1.0% of the total consideration payable in the Business Combination if it introduces the Company to the target business with which the Company completes a Business Combination; provided that the foregoing fee will not be paid prior to the date that is 90 days from the effective date of the registration statement, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with this offering pursuant to FINRA Rule 5110.

After deducting the underwriting discounts and commissions and the Initial Public Offering expenses, $116,150,000 of the net proceeds from our Initial Public Offering and from the Private Placement of the Private Placement Warrants was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants that are held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement Warrants as is described in the Company’s final prospectus related to the Initial Public Offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF Acquisition Corp.

Date: June 8, 2022	By:	/s/ Tse Meng Ng
Tse Meng Ng
Chief Executive Officer

RF Acquisition Corp.

Date: June 8, 2022	By:	/s/ Han Hsiung Lim
Han Hsiung Lim
Chief Financial Officer