Form 10-Q
period 2022-09-30
RF Acquisition Corp.
filed 2022-11-14
CIK 1847607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 11,700,000 of the registrant’s Class A common stock, par value $0.0001 per share, and 2,875,000 of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

RF ACQUISITION CORP.

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the Three and Nine Months ended September 30, 2022, for the Three Months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholder’s Equity (Deficit) for the Three and Nine Months ended September 30, 2022, for the Three Months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months ended September 30, 2022 and for the period from January 11, 2021 (inception) through September 30, 2021 (Unaudited)	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

Item 4.	CONTROLS AND PROCEDURES	26

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	27

Item 1A.	RISK FACTORS	27

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

Item 3.	DEFAULTS UPON SENIOR SECURITIES	28

Item 4.	MINE SAFETY DISCLOSURES	28

Item 5.	OTHER INFORMATION	28

Item 6.	EXHIBITS	29

SIGNATURES		30

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RF ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$284,987	$—
Prepaid expenses - Current	283,400	—
Total Current Assets	568,387	—
Deferred offering costs	—	606,059
Prepaid expenses – Noncurrent	133,828	—
Investments held in Trust Account	116,775,120	—
TOTAL ASSETS	$117,477,335	$606,059
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$200,254	$226,514
Franchise tax payable	130,580	31,123
Income tax payable	115,025	—
Due to sponsor	446,179	355,184
Total Liabilities	892,038	612,821
Commitments and Contingencies (Note 6)
Class A common stocks; 11,500,000 and 0 shares subject to possible redemption at $10.12 per share redemption value at September 30, 2022 and December 31, 2021, respectively	116,429,515	—
Stockholders’ Equity (Deficit)
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class A Common Stock, $0.0001 par value; 380,000,000 shares authorized; 200,000 issued and outstanding (excluding 11,500,000 and 0 shares subject to redemption) at September 30, 2022 and December 31, 2021, respectively	20	20
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized, 2,875,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	288	288
Additional paid-in capital	311,535	24,712
Accumulated Deficit	(156,062)	(31,782)
Total Stockholders’ Equity (Deficit)	155,782	(6,762)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$117,477,335	$606,059

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the period
	For the Three	For the Three	For the Nine	from January 11, 2021
	Months Ended	Months Ended	Months Ended	(inception) through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Formation costs and other operating expenses	$282,791	$—	$556,993	659
Loss from operations	(282,791)	—	(556,993)	(659)
Other income (expense):
Interest income, net	540,805	—	697,103	—
Franchise tax expenses	(50,000)	—	(149,365)	—
Total Other Income (expense), net	490,805	—	547,738	—
Net Income (Loss) before provision for income taxes	208,014	—	(9,255)	(659)
Provision for income taxes	(115,025)	—	(115,025)	—
Net income (loss)	$92,989	$—	$(124,280)	$(659)
Weighted average shares outstanding of Class A common shares, redeemable	11,500,000	—	7,879,562	—
Basic and diluted net income (loss) per share, Class A common shares, redeemable	$0.01	$—	$(0.01)	$—
Weighted average shares outstanding, Class A and Class B common shares non-redeemable (1)	3,075,000	2,500,000	2,953,193	2,500,000
Basic and diluted net income (loss) per share, Class A and Class B common shares, non-redeemable	$0.01	$—	$(0.01)	$(0.00)
(1)	For the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) through September 30, 2021, 375,000 Class B common shares subject to forfeiture were excluded.

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Shares		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance—December 31, 2021	200,000	$20	2,875,000	$288	$24,712	$(31,782)	$(6,762)
Accretion of Class A common stock to redemption amount	—	—	—	—	(12,390,780)	—	(12,390,780)
Offering costs paid through IPO	—	—	—	—	(24,766)	—	(24,766)
Costs related to issuance of EBC shares	—	—	—	—	519,415	—	519,415
Proceeds allocated to Public Warrants	—	—	—	—	850,000	—	850,000
Proceeds allocated to Rights	—	—	—	—	6,920,000	—	6,920,000
Warrants issuance costs	—	—	—	—	(94,647)	—	(94,647)
Rights issuance costs	—	—	—	—	(237,903)	—	(237,903)
Amount received on sale of private warrants	—	—	—	—	5,000,000	—	5,000,000
Net loss	—	—	—	—	—	(48,269)	(48,269)
Balance—March 31, 2022 (unaudited)	200,000	$20	2,875,000	$288	$566,031	$(80,051)	$486,288
Proceeds from issuance of founder shares to Sponsor	—	—	—	—	25,020	—	25,020
Net loss	—	—	—	—	—	(169,000)	(169,000)
Balance-June 30, 2022 (unaudited)	200,000	$20	2,875,000	$288	$591,051	$(249,051)	$342,308
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(279,515)	—	(279,515)
Net income	—	—	—	—	—	92,989	92,989
Balance—September 30, 2022 (unaudited)	200,000	$20	2,875,000	$288	$311,535	$(156,062)	$155,782

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Class B	Total
	Common Shares		Common Shares		Paid-in	Accumulated	Common Subscription	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance—January 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	2,875,000	288	24,712	—	—	25,000
Class B common stock subscription to sponsors	—	—	—	—	—	—	(5,000)	(5,000)
Net loss	—	—	—	—	—	(659)	—	(659)
Balance—March 31, 2021 (unaudited)	—	—	2,875,000	$288	$24,712	$(659)	$(5,000)	$19,341
Net loss	—	—	—	—	—	—	—	—
Balance-June 30, 2021 (unaudited)	—	$—	2,875,000	$288	$24,712	$(659)	$(5,000)	$19,341
Net loss	—	—	—	—	—	—	—	—
Balance—September 30, 2021 (unaudited)	—	$—	2,875,000	$288	$24,712	$(659)	$(5,000)	$19,341

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period
	For the Nine	January 11, 2021
	Months Ended	(inception) through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(124,280)	$(659)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Investments held in trust Account	(697,103)	—
Changes in operating assets and liabilities:
Prepaid expenses	(417,228)	—
Accounts payable and accrued expenses	(373,121)	659
Due to Sponsor	60,000	—
Income tax payable	115,025	—
Franchise tax payable	99,457	—
Net cash used in operating activities	$(1,337,250)	$—
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(116,150,000)	—
Trust Account Withdrawal	71,983	—
Net cash used in investing activities	$(116,078,017)	$—

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares to Sponsor	25,020	—
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000	—
Offering costs paid through IPO	(24,766)	—
Proceeds from sale of Private Placement Warrants	5,000,000	—
Net cash provided by financing activities	$117,700,254	$—

Net Change in Cash	284,987	—
Cash – Beginning of period	—	—
Cash – End of period	$284,987	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$346,861	$178,000
Offering costs included in due to sponsor	$30,995	$—
Deferred offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$20,000
Issuance of Class B common stock subscription receivable	$—	$5,000
Accretion of Class A common stock subject to possible redemption	$279,515	$—

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity for the period from January 11, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“the Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $3,803,330, consisting of $2,300,000 of underwriting fees and $1,503,330 of other offering costs. In addition, at September 30, 2022, cash of $284,987 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

Going Concern and Liquidity

At September 30, 2022, the Company had $284,987 of cash and negative working capital of $323,651, respectively.

The Company’s liquidity needs up to March 28, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Form 8-K filed by the Company with the SEC on April 13, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At September 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $284,987 and $0 cash and cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust consists solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income earned on investments in Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At September 30, 2022 and December 31, 2021, the Company had $116,775,120 and $0 in the trust account respectively.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for the payment of interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective income tax rate for the three and nine months ended September 30, 2022 differed from the statutory rate of 21% primarily due to the change in the valuation allowance for deferred tax assets related primarily to the capitalization of start-up costs.

The Company has identified the United States as its only major tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.

At September 30, 2022, the Class A common stock subject to possible redemption reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(850,000)
Proceeds allocated to Rights	(6,920,000)
Total offering costs	(3,803,330)
Add:
Warrants issuance cost	94,647
Rights issuance cost	237,903
Accretion of carrying value to redemption value	12,670,295
Class A common stock subject to possible redemption	$116,429,515

Net Income (Loss) Per Share Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Basic income (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Consistent with FASB 480, common shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been included in the calculation of income (loss) per common share for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) to September 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income (loss) per share includes the incremental number of common shares to be issued to settle warrants and rights, as calculated using the treasury method. For the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 11, 2021 (inception) to September 30, 2021, the Company did not have any dilutive warrants, rights, securities or other contracts that could potentially, be exercised or converted into common shares. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for all periods presented. Potentially diluted Class B shares subject to forfeiture upon the underwriter’s non exercise of the over-allotment option were excluded from the calculation for the period up until March 30, 2022 when the underwriters exercised the over-allotment option and those 375,000 shares were no longer subject to forfeiture.

A reconciliation of net income (loss) per common share is as follows:

							For the period from January
	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		11, 2021 (inception) through
	September 30, 2022		September 30, 2022		September 30, 2021		September 30, 2021
	Class A,	Class A and Class B,	Class A,	Class A and Class B,	Class A,	Class A and Class B,	Class A,	Class A and Class B,
	redeemable	Non-redeemable	redeemable	Non-redeemable	redeemable	Non-redeemable	redeemable	Non-redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net income (loss), as adjusted	$73,370	$19,619	$(90,399)	$(33,881)	$—	$—	$—	$(659)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	3,075,000	7,879,562	2,953,193	—	2,500,000	—	2,500,000
Basic and diluted net income (loss) per common share	$0.01	$0.01	$(0.01)	$(0.01)	$—	$—	$—	$(0.00)

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

As a result of the underwriter’s election to exercise their over-allotment option on March 30, 2022, 375,000 Founder Shares are no longer subject to forfeiture as of the three and nine months ended September 30, 2022.

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

Administrative Services Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Given the timing of the Company’s initial public offering, $60,000 has been recognized in connection with such services for the nine months ended September 30, 2022.

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Due to Sponsor

The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering. This amount is not interest bearing and due on demand by the Sponsor. As of September 30, 2022 and December 31, 2021, there was $446,179 and $355,184 due to Sponsor, respectively.

Promissory Note – Related Party

The sponsor has agreed to loan the Company up to $300,000 in the aggregate, to be used for a portion of the expenses of the Initial Public Offering. The loans will be non-interest bearing, unsecured and due at the earlier of September 30, 2022 or the closing of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, the Company has not drawn down on the promissory note.

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

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

EarlyBirdCapital Founder Shares

On April 12, 2021 the Company issued to EarlyBirdCapital (“EBC”) and or designees an aggregate of 200,000 shares of Class A common stock at a price of $0.0001 per share for a total consideration of $20. The Company accounts for the fair value of the EBC Founder shares (EBC Founder Shares) over consideration paid as offering cost of the Initial Public Offering, with a corresponding credit to stockholder’s equity.

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

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. On April 12, 2021, the Company issued to EBC and/or its designees an aggregate of 200,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022, and December 31, 2021, there were 200,000 shares of Class A common stock issued and outstanding, excluding 11,500,000 and 0, shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share, except that, prior to the completion of a Business Combination, only holders of the Company’s Class B common stock have the right to vote on the election of directors. On January 21, 2021, the Company issued 2,875,000 shares of Class B common stock to the Sponsor, including an aggregate of up to 375,000 shares of Class B common stock that are subject to forfeiture, to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the Sponsor will own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the private placement warrants and the EBC founder shares). On March 30, 2022, the underwriter exercised their over-allotment option to purchase an additional 1,500,000 Units at $10.00 per Unit. As a result, the Founder Shares were no longer subject to forfeiture. As of September 30, 2022, and December 31, 2021 there were 2,875,000 Class B common stock issued and outstanding.

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

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. Accordingly, as of September 30, 2022, and December 31, 2021, 11,500,000 and 0 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet.

NOTE 9. FAIR VALUE MEASUREMENT

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes

RF ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$116,775,120	$—	$—	$116,775,120

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period January 11, 2021 (inception) through December 31, 2021 and the period from January 1, 2022 through September 30, 2022.

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

Results of Operations

Our only activities from inception through September 30, 2022, were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

For the three months ended September 30, 2022, we had a net income of $92,989, which is comprised of $282,791 of formation and operating expenses, $540,805 interest income, $115,025 in income tax expenses and $50,000 in franchise tax expenses.

For the nine months ended September 30, 2022, we had a net loss of $124,280, which is comprised of $556,993 of formation and operating expenses, $697,103 in interest income, $115,025 in income tax expenses and $149,365 in franchise tax expenses.

For the period from January 11, 2021 (inception) through September 30, 2021, we had a net loss of $659, which is comprised of formation and operating expenses of $659.

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

As of September 30, 2022 and December 31, 2021, we had approximately $116,775,120 and $0 investments held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of September 30, 2022 and December 31, 2021, we had cash of $284,987 and $0 held outside of the Trust Account, respectively. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until March 28, 2023, 12 months from the closing of the IPO, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by March 28, 2023, and the Company decides not to extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these condensed financial statements are issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Related Party Loans

The Sponsor agreed to loan the Company an aggregate of up to $300,000 in the aggregate, to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) September 30, 2022 or (ii) the closing of the Initial Public Offering. As of September 30, 2022, the Company has not drawn down on the promissory note.

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

Contractual Obligations

Administrative Services Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Given the timing of the Company’s initial public offering, $60,000 has been recognized in connection with such services for the nine months ended September 30, 2022.

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

EarlyBirdCapital Founders Shares

On April 12, 2021 the Company issued to EarlyBirdCapital (“EBC”) and or designees an aggregate of 200,000 shares of Class A common stock at a price of $0.0001 per share for a total consideration of $20. The Company accounts for the fair value of the EBC Founder shares (EBC Founder Shares) over consideration paid as offering cost of the Initial Public Offering, with a corresponding credit to stockholder’s equity.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on March 24, 2022, and our Quarterly Report on Form 10-Q for the six months ended June 30, 2022, filed with the SEC on August 24, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on March 24, 2022, as supplemented by our Quarterly Report on Form 10-Q for the six months ended June 30, 2022, filed with the SEC on August 24, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF Acquisition Corp.

Date: November 14, 2022	By:	/s/ Tse Meng Ng
Tse Meng Ng
Chief Executive Officer

RF Acquisition Corp.

Date: November 14, 2022	By:	/s/ Han Hsiung Lim
Han Hsiung Lim
Chief Financial Officer