Form 10-K
period 2022-12-31
RF Acquisition Corp.
filed 2023-04-26
CIK 1847607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-41332

RF Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1991323
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

111 Somerset, #05-06 Singapore 238164	238164
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code: +65 6904 0766

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, one redeemable warrant, and one right to receive one-tenth of one share of Class A Common Stock	RFACU	The Nasdaq Stock Market LLC

Share of Class A Common Stock, par value $0.0001 per share	RFAC	The Nasdaq Stock Market LLC

Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	RFACW	The Nasdaq Stock Market LLC

Rights, each right receives one-tenth of one share of Class A Common Stock	RFACR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12g of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐; No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐; No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐;

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐;

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐;	Accelerated filer ☐
Non-accelerated filer ☒;	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐;

The aggregate market value of the registrant’s Class A Common Stock outstanding at June 30, 2022, other than shares of common stock held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Common Stock on such date, as reported by the Nasdaq Stock Market LLC, was $115,362,000.

As of April 26, 2023, there were 4,308,027 of the registrant’s Class A Common Stock, par value $0.0001 per share, and 2,875,000 of the registrant’s Class B Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DEFINED TERMS

Unless otherwise stated in this annual report on Form 10-K for the year ended December 31, 2022 (this “Form 10-K”), references to:

●	“Charter” means the Amended and Restated Certificate of Incorporation of RF Acquisition Corp prior to the Special Meeting, and the Second Amended and Restated Certificate of Incorporation of RF Acquisition Corp after the Special Meeting.
●	“RF Acquisition,” “RFAC,” “we,” “us,” “Company” or “our Company” are to RF Acquisition Corp., a Delaware corporation;
●	“Common Stock,” are to shares of common stock, par value $0.0001 per share, of RFAC
●	“Founder Shares” are to shares of Class B Common Stock initially purchased by our sponsor in a private placement prior to our Initial Public Offering and the shares of Class A Common Stock that will be issued upon the automatic conversion of the shares of Class B Common Stock at the time of our Business Combination as described herein;
●	“Class A Common Stock” means the Class A Common Stock, par value $0.0001 per share, of RFAC;
●	“Class B Common Stock” means the Class B Common Stock, par value $0.0001 per share, of RFAC;
●	“EarlyBirdCapital” is EarlyBirdCapital, Inc., the underwriter in our initial public offering.
●	“EBC Founder Shares” are to shares of Class A Common Stock that were issued to EarlyBirdCapital at $0.0001 per share.
●	“Initial Stockholders” are to holders of our founder shares prior to our initial public offering;
●	“Insiders” are the officers, directors, advisors, and Initial Stockholders in the Company;
●	“Rights” means, collectively, the rights, each of which is exchangeable into one-tenth of one share of Class A Common Stock of RFAC, which were sold as part of the Units to the public shareholders;
●	“Units” means a unit consisting of one share of Class A Common Stock, one redeemable Warrant and one Right;
●	“Management” or our “Management Team” are to our executive officers and directors;
●	“Public Shares” are to shares of our Class A Common Stock initially sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“Public Stockholders” are to the holders of our public shares, including our Initial Stockholders and management team to the extent they purchased public shares;
●	“Public Warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);
●	“Private Placement Warrants” are to the warrants issued to our Sponsor, Insiders, and EarlyBirdCapital each in a private placement simultaneously with the closing of our initial public offering
●	“Sponsor” is to RF Dynamic LLC, a Delaware limited liability company; and
●	“Warrants” are to our Public Warrants and Private Placement Warrants.
●	“Business Combination” means a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
●	“Revised Extension Deadline” means the extended deadline, as approved by the stockholders at the Special Meeting, by which we must consummate our Business Combination, from March 28, 2023 to December 28, 2023, which is comprised of an initial three month extension and six subsequent one-month extensions, for a total of up to nine months, by depositing into the Trust Account (A) for the initial three (3) month extension, the lesser of (i) $300,000 or (ii) $0.12 for each Class A Common Stock not redeemed in connection with the extension, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $100,000 or (ii) $0.04 for each Class A Common Stock not redeemed in connection with the extension until December 28, 2023 in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination.
●	“Special Meeting” means the special meeting of stockholders of RF Acquisition Corp. held on March 24, 2023.
●	“Combination Period” means the period to consummate the initial business combination.

i

ii

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The statements contained in this Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our Management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to complete our Business Combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Business Combination, as a result of which they would then receive expense reimbursements and other benefits;
●	our potential ability to obtain additional financing to complete a Business Combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential changes in control of us if we acquire one or more target businesses for stock;
●	our public securities’ potential liquidity and trading;
●	our expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;
●	our use of proceeds not held in the trust account; or
●	our financial performance, including following our Business Combination.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

ITEM 1. BUSINESS

General

RF Acquisition Corp. is a blank check company incorporated in Delaware on January 11, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search for a Business Combination on companies that are within the financial services, media, technology, retail, interpersonal communication, transportation, and education sectors. We shall not undertake our Business Combination with any entity with its principal business operations in China (including Hong Kong and Macau).

The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. As of December 31, 2022, the Company had not yet commenced any operations. All activity for the period from January 11, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or the “Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company selected December 31 as its fiscal year end.

On January 21, 2021, our Sponsor purchased an aggregate of 2,875,000 Founder Shares in exchange for a capital contribution of $25,000, or approximately $0.009 per share. As of the date hereof, our Sponsor holds 2,875,000 founder shares, which includes 375,000 Founder Shares that the Sponsor did not forfeit as a result of the over-allotment option having been exercised. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the cash contributed to the Company by the number of Founder Shares issued.

The registration statement (the “Registration Statement”) for the Company’s Initial Public Offering was declared effective on March 23, 2022. In connection with the Initial Public Offering, the Company granted EarlyBirdCapital, Inc. (the “Underwriter”) a 45-day option to purchase up to an additional 1,500,000 Units (defined below) at $10.00 per Unit to cover over-allotments. On March 28, 2022, the Company consummated its Initial Public Offering of 10,000,000 units at $10.00 per unit, generating gross proceeds of $100,000,000, and incurring offering costs of $3,803,330, of which $2,300,000 were underwriting fees and $1,503,330 were other offering costs. On March 30, 2022, the over-allotment option was exercised in full, generating additional gross proceeds of $15,000,000. Each Unit consists of one Warrant and one Right. Each Warrant entitles the holder thereof to purchase one Public Share at a price of $11.50 per share, subject to adjustments therein. Each Right entities the holder to receive one-tenth of one share of Class A Common Stock, subject to adjustment, upon the consummation of a Business Combination. Only whole Warrants and Rights will trade. The Warrants will become exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of our Business Combination or earlier upon redemption or our liquidation, as described in the Registration Statement.

Simultaneously with the consummation of the closing of the Initial Public Offering, pursuant to the private placement warrants purchase agreements (the “Private Placement Warrants Purchase Agreements”), the Company completed the private sale of 4,050,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, and a sale of 500,000 Private Placement Warrants to the Underwriter, which generated total gross proceeds of $4,550,000 (the “Private Placement”). Simultaneously with the closing of the exercise of the over-allotment option, pursuant to the Private Placement Warrants Purchase Agreements, the Company completed the private sale of an additional 400,500 Private Placement Warrants to the Sponsor and 49,500 Private Placement Warrants to the Underwriter, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $450,000.

Following the closing of the Initial Public Offering on March 28, 2022 and the exercise of the over-allotment option on March 30, 2022, an amount of $116,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”).

If we do not complete our Business Combination by the Revised Extension Deadline (as disclosed herein in Recent Developments), the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares, and the Warrants, Private Placement Warrants and Rights will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in completing a Business Combination and influencing the operation of the business following the Business Combination. This risk may become more acute as we near the Revised Extension Deadline.

Our Founder Shares will automatically convert into Class A Common Stock at the time of our Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like. In the case that additional shares of Class A Common Stock or equity-linked securities are issued or deemed issued in connection with our Business Combination, the number of shares of Class A Common Stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, approximately 20% of the sum of the total number of all shares of Class A Common Stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A Common Stock by Public Stockholders and excluding the Private Placement Warrants and the Founder Shares), including the total number of shares of Class A Common Stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or Rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any shares of Class A Common Stock or equity-linked securities or Rights exercisable for or convertible into shares of Class A Common Stock issued, or to be issued, to any seller in the Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors.

After the securities comprising the Units began separate trading the Class A Common Stock, Warrants, and Rights were listed on Nasdaq under the symbols “RFAC,” “RFACW,” and “RFACR,” respectively.

The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

Our Management Team

For more information on the experience and background of our management team, see the section entitled “Management.”

Business Strategy

Our business strategy is to identify and consummate a Business Combination with a company with operations or prospects in the Southeast Asian new economy sector or elsewhere. We intend to focus on companies that complement the experience of our Management Team and that can benefit from the Management Team’s operational expertise. Our selection process will leverage our Management Team’s and our Sponsor’s broad and deep network of relationships, industry expertise and proven deal-sourcing capabilities, providing us with a strong pipeline of potential targets. Our Management and Sponsor have experience in:

●	investing and building businesses in the financial services, media, technology, retail, interpersonal communication, transportation, and education sectors with unique market, policy and macroeconomic insights;
●	managing and operating companies, setting and changing strategies, and identifying, mentoring and recruiting top-notch talent;
●	developing and growing companies, both organically and inorganically, and expanding the product ranges and geographic footprints of portfolio businesses;
●	executing merger and acquisition strategies to accelerate growth and create integrated value chains;
●	sourcing, structuring, acquiring and selling businesses in various markets;
●	partnering with other industry-leading companies to increase sales and improve the competitive position of companies;
●	fostering relationships with users, sellers, capital providers and target management teams; and
●	accessing the capital markets, including capital sources in Asia and America, across various business cycles, including financing businesses and assisting companies with the transition to public ownership.

Acquisition / Investment Criteria and Process

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, though we may decide to enter into our Business Combination with a target business that does not meet these criteria and guidelines:

●	Companies with operations or prospects in the Southeast Asian new economy sectors or elsewhere. Based upon our Management Team’s experience, we believe we will have increased access to investment opportunities and a competitive advantage in our ability to negotiate a Business Combination with potential targets in the Southeast Asian new economy. Our Management Team’s extensive experience and network of contacts provide them with an opportunity to source a target, evaluate a target, consummate a Business Combination with the target and help grow the target’s business.
●	Strong target Management Teams. We intend to acquire one or more businesses that have strong Management Teams with a proven track record of driving growth, building long-term competitive advantage and making sound strategic decisions.
●	Fundamentally sound companies that have the potential to further improve their performance under our ownership. We believe our Management Team’s experience in our target sectors as well as their network of industry contacts will create opportunities to enhance the revenue and operational efficiencies of the target business, and potentially generate higher returns for our investors.
●	Market leader. We intend to seek a target that has a leading presence across an industry or segment or has leading technology or product capabilities.
●	Appropriate valuations. We intend to be a disciplined and valuation-centric investor that will invest on terms that we believe are attractive relative to market comparables that provide significant upside potential.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as reviewing financial and other information that will be made available to us. We will also utilize our operational and capital allocation experience.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination may be based on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. If we decide to enter into a Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our Business Combination, which, as discussed in this annual report (the “Annual Report”), would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC.

Business Combination

Nasdaq rules and our Charter require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding taxes payable on interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our Business Combination. Our board of directors will make the determination as to the fair market value of our Business Combination. If our board of directors is not able to independently determine the fair market value of our Business Combination, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”) or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We anticipate structuring our Business Combination so that the post-transaction company in which our Public Stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In that case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Business Combination could own less than a majority of our outstanding shares subsequent to our Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We have filed a Registration Statement on Form 8-A with the Securities and Exchange Commission (the “SEC”) to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Business Combination.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of these in effecting a Business Combination which has not yet been identified. Accordingly, investors are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A Business Combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a Business Combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sourcing of Potential Business Combination Targets

We believe our Management Team’s significant operating and transaction experience and relationships provide us with a substantial number of potential Business Combination targets. Over the course of their careers, the members of our Management Team have developed a broad network of contacts and corporate relationships around the world, which includes private equity firms, venture capitalists and entrepreneurs. This global network has grown through the activities of our Management Team sourcing, acquiring and financing businesses, the reputation of our Management Team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our Management Team in executing transactions under varying economic and financial market conditions. In addition, members of our Management Team and board of directors have developed contacts from serving on the boards of directors of public companies. However, we shall not undertake our Business Combination with any entity with its principal business operations in China (including Hong Kong and Macau).

This global network has provided our Management Team with a flow of referrals that has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our Management Team provide us important sources of investment opportunities. In addition, we anticipate that target business combination candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing a Business Combination with a company that is affiliated with our Sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, executive officers or directors. If we seek to complete a Business Combination with a target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm stating that such a Business Combination is fair to our company from a financial point of view.

Members of our Management Team and our independent directors directly or indirectly own Founder Shares, Class A Common Stock, Warrants, Rights, and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination.

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking a Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing a Business Combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our Business Combination.

Redemption Rights

We will provide our Public Stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon the completion of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account described below as of two business days prior to the consummation of our Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding shares of Class A Common Stock that were sold as part of the Units in our Initial Public Offering, subject to the limitations and on the conditions described herein.

The Company provides its Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our Charter would require stockholder approval. If we structure a Business Combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed Business Combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our Business Combination which contain substantially the same financial and other information about our Business Combination and the redemption Rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A Common Stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

If we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Stockholders not tendering more than a specified number of Public Shares, which number will be based on the requirement that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. If Public Stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the Business Combination.

If, however, a stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, we will, like many special purpose acquisition companies, offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.

In the event that we seek stockholder approval of our Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Stockholders with the redemption rights described above upon completion of the Business Combination.

If we seek stockholder approval, we will complete our Business Combination only if a majority of the outstanding shares of Common Stock voted are voted in favor of the Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our Initial Stockholders will count towards this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any Founder Shares they hold and any Public Shares purchased during or after our Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our Business Combination. For purposes of seeking approval of the majority of our outstanding shares of Common Stock voted, non-votes will have no effect on the approval of our Business Combination once a quorum is obtained. Each Public Stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

Our Charter provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares in connection with such Business Combination, and all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our Business Combination.

Notwithstanding the foregoing, if we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Sponsor, Initial Stockholders, directors, executive officers, advisors or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination. In the event of any such purchases of our shares prior to the completion of our Business Combination, the number of shares of Class A Common Stock subject to redemption will be reduced by the amount of any such purchases, increasing the pro forma net tangible book value per share. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of shares without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares for or against our Business Combination.

We intend to require our Public Stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our Business Combination will indicate whether we are requiring Public Stockholders to satisfy such delivery requirements.  Under Delaware law and our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise redemption rights.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a Public Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such Rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our Business Combination.

If the proposed Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by Public Stockholders who elected to redeem their shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the Revised Extension Deadline. In the event the Company decides to exercise the extension options under the Revised Extension Deadline, investors will not have voting rights nor redemption rights in connection with such additional three-month extensions.

Liquidation if No Business Combination

Our Charter provides that we have until the Revised Extension Deadline to complete our Business Combination. If we are unable to complete our Business Combination by that time, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ Rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Initial Stockholders have entered into agreements with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our Business Combination within the timeframe prescribed in the Charter, or any additional extended period of time that we may have to consummate a Business Combination as a result of any further amendments to our Charter. However, if our Initial Stockholders or Management Team acquired Public Shares in or after our Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our Business Combination within the allotted time frame, including the Revised Extension Deadline.

EarlyBirdCapital, our Initial Stockholders, and our Sponsor, executive officers, directors and director nominees have agreed that they will not propose any amendment to our Charter (i) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Business Combination within allotted time frame noted in the Charter or (ii) with respect to any other provision relating to stockholders’ Rights or pre- Business Combination activity, unless we provide our Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our Public Shares at such time.

We expect that all remaining costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded with the proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. As of December 31, 2022, proceeds held outside the Trust Account was $19,759. However, if those funds are not sufficient to cover the remaining costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those remaining costs and expenses.

If we were to expend all of the net proceeds from our Initial Public Offering and the Private Placements, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.10. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.10. Under Section 281(b) of the Delaware General Corporate Law (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any Right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The Underwriter of our Initial Public Offering as well as our registered independent public accounting firm did not execute agreements with us waiving such claims to the monies held in the Trust Account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all Rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the Underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Business Combination and redemptions could be reduced to less than $10.10 per Public Share. In such event, we may not be able to complete our Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

If the proceeds in the Trust Account are reduced below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any Right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the Underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we have access to $19,759 from the proceeds of our Initial Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). If we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares if we do not complete our Business Combination by the Revised Extension Deadline, may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares if we do not complete our Business Combination by the Revised Extension Deadline, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our Business Combination by the Revised Extension Deadline, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ Rights as stockholders (including the Right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following our 12th month (or Revised Extension Deadline, as applicable) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any Right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.10 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the Underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. If an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.10 per share to our Public Stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our Public Stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of a Business Combination, and then only in connection with those shares of Class A Common Stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend our Charter to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Business Combination by the Revised Extension Deadline, or with respect to any other material provisions relating to stockholders’ Rights or pre-Business Combination activity, and (iii) the redemption of our Public Shares if we are unable to complete a Business Combination by the Revised Extension Deadline, subject to applicable law and as further described herein.  In no other circumstances will a Public Stockholder have any Right or interest of any kind in the Trust Account. If we seek stockholder approval in connection with our Business Combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above. These provisions of our Charter, like all provisions of our Charter, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Stockholders who exercise their redemption rights may reduce the resources available to us for our Business Combination and our outstanding rights and warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating a Business Combination.

Facilities

We currently utilize office space at 111 Somerset, #05-06, Singapore 238164 from our Sponsor. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers. Neither of our executive officers are obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our Business Combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our Business Combination.

Periodic Reporting and Audited Financial Statements

We registered our Units, Class A Common Stock, Rights, and Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may conduct a Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only if we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Business Combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates equals or exceeds $700,000,000 as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our Management Team in their capacity as such.

Recent Developments

On February 27, 2023, we filed a preliminary proxy statement and on March 8, 2023, we filed a definitive proxy statement with the SEC to announce our intention to hold a special meeting of our stockholders (the “Special Meeting”) on March 24, 2023 to amend our Charter to extend the deadline by which we must consummate our Business Combination from March 28, 2023 to December 28, 2023, which is comprised of an initial three month extension and six subsequent one-month extensions, for a total of up to nine months, by depositing into the trust account (A) for the initial three (3) month extension, the lesser of (i) $300,000 or (ii) $0.12 for each Class A Common Stock not redeemed in connection with the extension, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $100,000 or (ii) $0.04 for each Class A Common Stock not redeemed in connection with the extension until December 28, 2023 in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination (the “Charter Amendment Proposal”). Such an extension required the approval of our stockholders in order to amend our Charter, who provided such approval at the Special Meeting.

On March 22, 2023, the stockholders of record were provided the opportunity to exercise their redemption rights in connection with the Special Meeting. A total of 7,391,973 shares of Class A common stock were redeemed and $76,054,240 in redemption payments made in connection with the Special Meeting, leaving a total of 4,108,027 shares of Class A common stock outstanding and $42,266,506 in the Trust Account after redemptions.

On March 24, 2023, the Special Meeting was held, and the stockholders approved the Charter Amendment Proposal. On March 27, 2023, the Sponsor deposited into the Trust Account $300,000 for the initial three-month extension. On March 30, 2023, we filed our Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to reflect the Charter Amendment Proposal from the Special Meeting and address any minor scriveners or typographical errors.

ITEM 1A. RISK FACTORS

You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our stockholders may not be afforded an opportunity to vote on our proposed Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our Business Combination even though a majority of our Public Stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our Business Combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may complete our Business Combination even if a majority of our Public Stockholders do not approve of the business combination we complete. Please see the section entitled “Proposed Business - Stockholders May Not Have the Ability to Approve Our Business Combination” for additional information.

On March 27, 2023, the Company exercised the first of seven extensions in connection with the consummation of the Business Combination. In the event the Company decides to further extend the period of time to consummate the Business Combination up to six times, each consisting of a one-month extension, by depositing into the Trust Account for each of the six subsequent one-month extensions, the lesser of (i) $100,000 or (ii) $0.04 for each share of Class A Common Stock not redeemed at the Special Meeting, investors will have no voting rights and no redemption rights in connection with such extensions.

Pursuant to the terms of the Charter, the Company was granted the right to extend the date by which it has to consummate a Business Combination from March 28, 2023 to December 28, 2023 (the “Revised Extension Deadline”), composed of an initial three-month extension and six subsequent one-month extensions, for a total of up to nine months after March 28, 2023, by depositing into the Trust Account (A) for the initial three-month extension, the lesser of (i) $300,000 or (ii) $0.12 for each share of the Company’s Class A Common Stock not redeemed in connection with the Charter Amendment Proposal, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $100,000 or (ii) $0.04 for each share of Class A Common Stock not redeemed in connection with the Charter Amendment Proposal, until December 28, 2023 in exchange for a noninterest bearing, unsecured promissory note payable upon consummation of a Business Combination. On March 27, 2023, the Company exercised the first of seven potential extensions by depositing $300,000 into the Trust Account. If the Company exercises the additional extension options (i) the Company may redeem 100% of the Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, subject to applicable law and certain conditions as further described herein; and (ii) investors will have no voting rights and no redemption rights in connection with the additional six one-month extensions. As of April 26, 2023, there are 4,308,027 Class A Common Stock and 2,875,000 Class B Common Stock outstanding. The total amount in the Trust Account as of the date of this Annual Report is $43,015,318.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our Business Combination. Since our board of directors may complete a Business Combination without seeking stockholder approval, Public Stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Stockholders in which we describe our Business Combination.

If we seek stockholder approval of our Business Combination, our Initial Stockholders and Management Team have agreed to vote in favor of such Business Combination, regardless of how our Public Stockholders vote.

As of April 26, 2023, our Initial Stockholders own 40.0% of our outstanding common stock. Our Initial Stockholders and Management Team may from time to time purchase Class A Common Stock prior to our Business Combination. Our Charter provides that, if we seek stockholder approval of a Business Combination, such Business Combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the Founder Shares. As a result, in addition to our Initial Stockholders’ Founder Shares, and EBC Founder Shares, we would need 516,515 shares, or approximately 12.0%, of the 4,308,027 Public Shares sold in our Initial Public Offering to be voted in favor of a Business Combination in order to have our Business Combination approved. Accordingly, if we seek stockholder approval of our Business Combination, the agreement by our Initial Stockholders and Management Team to vote in favor of our Business Combination will increase the likelihood that we will receive the requisite stockholder approval for such Business Combination.

The ability of our Public Stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with minimum cash requirements for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many Public Stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would to the extent that the anti-dilution provision of the Class B Common Stock results in the issuance of shares of Class A Common Stock on a greater than one-to-one basis upon conversion of the shares of Class B Common Stock at the time of our Business Combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Business Combination would be unsuccessful is increased. If our Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our Business Combination within the Revised Extension Deadline may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a Business Combination during the Revised Extension Deadline period may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our Business Combination with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

The COVID-19 pandemic has resulted in a widespread health crisis that has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in equity and debt markets. The business of any potential target business with which we consummate a Business Combination could be materially and adversely affected by the COVID-19 pandemic.

Many countries and states in the United States have issued orders requiring the closure of, or certain restrictions on the operation of, nonessential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. While several countries, as well as certain states in the United States, have relaxed the public health restrictions with a view to partially or fully reopening their economies, recurring COVID-19 outbreaks could lead to the re-introduction of such restrictions. We may be unable to complete a Business Combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility and decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all. Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

We may not be able to complete our Business Combination by the Revised Extension Deadline, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We may not be able to find a suitable target business and complete our Business Combination by the Revised Extension Deadline. Our ability to complete our Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our Business Combination, including as a result of increased market volatility, decreased market liquidity, and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we seek to acquire. If we have not completed our Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ Rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event the Company decides to exercise the six remaining extension options, investors will not have voting rights nor redemption rights in connection with such election.

If we seek stockholder approval of our Business Combination, our Sponsor, Initial Stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares of Class A Common Stock, Rights, or Public Warrants from Public Stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A Common Stock.

If we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Sponsor, Initial Stockholders, directors, executive officers, advisors or their affiliates may purchase shares, Rights, or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination, although they are under no obligation to do so. There is no limit on the number of shares our Initial Stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. Additionally, at any time or prior to our Business Combination subject to applicable securities laws (including with respect to material non-public information), our Initial Stockholders, directors, officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our Business Combination, or not redeem their Public Shares at all. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares, Rights, or Public Warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

If our Sponsor, Initial Stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from Public Stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our Business Combination. Any such purchases of our securities may result in the completion of our Business Combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A Common Stock, Rights, or Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our Business Combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our Public Stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the Business Combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a Public Stockholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. If a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by stockholders may be less than $10.10 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. While short-term U.S. treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may use to pay our taxes, if any) would be reduced. In the event that we are unable to complete our Business Combination, our Public Stockholders are entitled to receive their pro-rata share of the proceeds then held in the Trust Account, plus any interest income (less up to $100,000 of interest to pay dissolution expenses). If the balance of the Trust Account is reduced below $42,266,506 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our Public Stockholders may be reduced below $10.10 per share.

Unanticipated changes in our effective tax rate or challenges by tax authorities could harm our future results.

We are subject to income taxes in the United States and may become subject to various non-U.S. jurisdictions as well. Our effective tax rate could be adversely affected by changes in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates, in certain non-deductible expenses as a result of acquisitions, in the valuation of our deferred tax assets and liabilities, or in federal, state, local or non-U.S. tax laws and accounting principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. Increases in our effective tax rate would adversely affect our operating results. In addition, we may be subject to income tax audits by various tax jurisdictions throughout the world. The application of tax laws in such jurisdictions may be subject to diverging and sometimes conflicting interpretations by tax authorities in these jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete a Business Combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we acquired net tangible assets in excess of $5,000,000 upon the completion of our Initial Public Offering and the sale of the Private Placement Warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our Business Combination than do companies subject to Rule 419.

If we seek stockholder approval of our Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A Common Stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A Common Stock.

If we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Charter provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering without our prior consent (“Excess Shares”). However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Business Combination. If we are unable to complete our Business Combination, our Public Stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Stockholders, and our Warrants and Rights will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our Business Combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our Business Combination, our Public Stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Stockholders, and our Warrants and Rights will expire worthless.

If the net proceeds of our Initial Public Offering not being held in the Trust Account are insufficient to allow us to operate through the Revised Extension Deadline period,  it could limit the amount available to fund our search for a target business or businesses and complete our Business Combination, and we will depend on loans from our Sponsor or Management Team to fund our search and to complete our Business Combination.

The net proceeds of our Initial Public Offering originally left $990,000 available to us outside the Trust Account to fund our working capital requirements. As of December 31, 2022, we had $19,759 available to us outside of the Trust Account. These funds have already been used, and we have had to borrow an aggregate of $580,000 from our Sponsor in order to continue funding working capital requirements and our search for a target business. If we are required to seek even more additional capital, we would need to borrow funds from our Sponsor, Management Team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our Management Team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. Prior to the completion of our Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our Public Stockholders may only receive an estimated $10.10 per share, or possibly less, on our redemption of our Public Shares, and our Warrants and Rights will expire worthless.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The Underwriter of our Initial Public Offering as well as our registered independent public accounting firm will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by Public Stockholders could be less than the $10.10 per Public Share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the Registration Statement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all Rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the Underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Business Combination and redemptions could be reduced to less than $10.10 per Public Share. In such event, we may not be able to complete our Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Stockholders.

If the proceeds in the Trust Account are reduced below the lesser of (i) $10.10 per share and the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per Public Share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Stockholders may be reduced below $10.10 per share.

If, before distributing the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, after we distribute the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16)

of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend our Charter to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Business Combination by the Revised Extension Deadline; and (iii) absent a Business Combination by the Revised Extension Deadline or with respect to any other material provisions relating to stockholders’ Rights or pre-Business Combination activity, our return of the funds held in the Trust Account to our Public Stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete our Business Combination, our Public Stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Stockholders, and our Warrants and Rights will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares if we do not complete our Business Combination by the Revised Extension Deadline may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the 12th month (or the Revised Extension Deadline) from the date our Initial Public Offering closed if we do not complete our Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares, if we do not complete our Business Combination by the Revised Extension Deadline, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our Business Combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq’s corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our Business Combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

The grant of registration rights to our Initial Stockholders and holders of our Private Placement Warrants may make it more difficult to complete our Business Combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A Common Stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our Initial Public Offering, our Initial Stockholders, EarlyBirdCapital and their permitted transferees can demand that we register the Private Placement Warrants and the shares of Class A Common Stock issuable upon conversion of the Founder Shares and the exercise of the representative warrants and the Private Placement Warrants held, or to be held, by them. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Common Stock. In addition, the existence of the registration rights may make our Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Common Stock that is expected when the securities owned by our Initial Stockholders, EarlyBirdCapital or their respective permitted transferees are registered.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Business Combination will not have all of these positive attributes. If we complete our Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Business Combination, our Public Stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Stockholders, and our warrants and rights will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our Business Combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our Business Combination.

We may issue additional shares of Class A Common Stock or shares of preferred stock to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue shares of Class A Common Stock upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained in our Charter. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our Charter authorizes the issuance of up to 380,000,000 shares of Class A Common Stock, par value $0.0001 per share, 20,000,000 shares of Class B Common Stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of April 26, 2023, there are currently 4,308,027 shares of Class A Common Stock and 2,875,000 shares of Class B Common Stock authorized and issued. The Class B Common Stock is automatically convertible into Class A Common Stock concurrently with or immediately following the consummation of our Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Charter. There are currently no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A Common Stock or shares of preferred stock to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue shares of Class A Common Stock upon conversion of the Class B Common Stock, at any time at the option of the holder, and at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions as set forth therein. However, our Charter provides, among other things, that prior to our Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares (a) on any Business Combination or (b) to extend the deadline to consummate a Business Combination except pursuant to the terms of the Charter or (y) amend the foregoing provisions. These provisions of our Charter, like all provisions of our Charter, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of investors from our Initial Public Offering;
●	may subordinate the rights of holders of Class A Common Stock if shares of preferred stock are issued with rights senior to those afforded our Class A Common Stock;
●	could cause a change in control if a substantial number of shares of Class A Common Stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A Common Stock, rights and/or warrants.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective Business Combination target will not be limited to a particular industry, sector or geographic region. While we may pursue a Business Combination opportunity in any industry or sector, we intend to capitalize on the ability of our Management Team to identify, acquire and operate a business or businesses that can benefit from our Management Team’s established global relationships and operating experience. Our Management Team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our Charter will prohibit us from effectuating a Business Combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any stockholders, right holders, or warrant holders who choose to remain stockholders, right holders, or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders, right holders, or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Unlike some other similarly structured special purpose acquisition companies, our Initial Stockholders will receive additional shares of Class A Common Stock if we issue certain shares to consummate a Business Combination.

The Founder Shares will automatically convert into shares of Class A Common Stock concurrently with or immediately following the consummation of our Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. If additional shares of Class A Common Stock or equity-linked securities are issued or deemed issued in connection with our Business Combination, the number of shares of Class A Common Stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A Common Stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A Common Stock by Public Stockholders and without giving effect to the Private Placements and the EBC Founder Shares), including the total number of shares of Class A Common Stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or Rights issued or deemed issued, by the company in connection with or in relation to the consummation of the Business Combination, excluding any shares of Class A Common Stock or equity-linked securities or Rights exercisable for or convertible into shares of Class A Common Stock issued, or to be issued, to any seller in the Business Combination, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the Initial Stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our Business Combination.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “Foreign Action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of with any action brought in any such court to enforce the forum provisions (an “Enforcement Action”), and (y) having service of process made upon such warrant holder in any such Enforcement Action by service upon such warrant holder’s counsel in the Foreign Action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A Common Stock and equity-linked securities for capital raising purposes in connection with the closing of our Business Combination as described elsewhere in the Annual Report) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to date on which we give proper notice of redemption to the warrant holders and provided certain other conditions are met. We will not redeem the warrants unless an effective Registration Statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A Common Stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our Rights and Warrants may have an adverse effect on the market price of our shares of Class A Common Stock and make it more difficult to effectuate our Business Combination.

We issued Rights to purchase up to 1,150,000 shares of our Class A Common Stock. We also originally issued Warrants to purchase 11,500,000 shares of our Class A Common Stock and, simultaneously with the closing, we issued 5,000,000 Private Placement Warrants, each are exercisable to purchase one share of Class A Common Stock at $11.50 per share. The potential for the issuance of a substantial number of additional shares of Class A Common Stock upon exercise of Warrants or Rights could make us a less attractive acquisition vehicle to a target business. Such Warrants or Rights, when exercised, will increase the number of issued and outstanding shares of Class A Common Stock and reduce the value of the Class A Common Stock issued to complete the business transaction. Therefore, our Warrants and Rights may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each Unit contains one warrant and one right to receive one-tenth of one Class A Common Stock, and only a whole Warrant or share of common stock may be exercised, the Units may be worth less than Units of other special purpose acquisition companies.

Each Unit contains one Warrant and one right to receive one-tenth of one Class A Common Stock. Pursuant to the warrant agreement, no fractional warrants, Rights, nor shares will be issued upon separation of the Units, and only whole Units will trade. If, upon exercise of the Rights, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A Common Stock to be issued to the right holder. This is different from other offerings similar to ours whose Units include one common share, one Warrant to purchase one whole share, and one right to receive one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the Rights upon completion of a Business Combination since the Rights will be exercisable in the aggregate for one-tenth of the number of shares thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if it included a right to purchase one whole share.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Business Combination and could even result in our inability to find a target or to consummate a Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into a Business Combination, and there are still many special purpose acquisition companies seeking targets for their Business Combination, as well as many such companies currently in registration. As a result, and because our pool is limited to companies that conduct principal of their business outside of China (including Hong Kong and Macau), fewer attractive targets may be available, and it may require more time, more effort, and more resources to identify a suitable target and to consummate a Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into a Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate a Business Combination, and may result in our inability to consummate a Business Combination on terms favorable to our investors altogether.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the State of Delaware that has conducted no operations and has generated no revenues to date. Until we complete our Business Combination, we will have no operations and will generate no operating revenues. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Business Combination. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”

As of December 31, 2022, we had $19,759 in cash and working capital deficit of $791,577. Further, we have incurred and expect to continue to incur significant costs in pursuit of our finance and acquisition plans. We cannot assure you that our plans to raise capital or to consummate a Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate our Initial Public Offering or our inability to continue as a going concern.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following

December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act Registration Statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250,000,000 as of the prior June 30th, or (2) our annual revenues exceed $100,000,000 during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700,000,000 as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Provisions in our Charter and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A Common Stock and could entrench management.

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our Charter requires, to the fullest extent permitted by law, that (i) derivative actions brought on our behalf, (ii) actions asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) actions asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our Charter or bylaws or (iv) actions asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, which may have the effect of discouraging lawsuits against our directors, officers or other employees.

Our Charter requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our Charter or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any action (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Charter. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our Charter provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our Initial Public Offering, we may choose to incur substantial debt to complete our Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A Common Stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Common Stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds from our Initial Public Offering and the Private Placements, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2022, of the net proceeds from our Initial Public Offering and the Private Placements, $117,724,476 was available to complete our Business Combination and pay related fees and expenses. On March 22, 2023, the stockholders of record were provided the opportunity to exercise their redemption rights in connection with a Special Meeting. A total of 7,391,973 shares of Class A common stock were redeemed and $76,054,240 in redemption payments made in connection with the Special Meeting, leaving a total of 4,108,027 shares of Class A common stock outstanding and $42,266,506 in the Trust Account after redemptions.

We may effectuate our Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Business Combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may attempt to complete our Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate. To the extent we complete our Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our Management Team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Business Combination with which a substantial majority of our stockholders, right holders, or warrant holders do not agree.

Our Charter does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions.

As a result, we may be able to complete our Business Combination even though a substantial majority of our Public Stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. If the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such Business Combination, all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate a Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Charter or governing instruments in a manner that will make it easier for us to complete our Business Combination that our stockholders may not support.

In order to effectuate a Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate a Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending Article IX of our Charter requires the approval of holders of at least 65% of our common stock, and amending our warrant agreement requires a vote of holders of at least 50% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private

Placement Warrants, 50.1% of the number of the then outstanding Private Placement Warrants. In addition, our Charter requires us to provide our Public Stockholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our Charter to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete a Business Combination within the Revised Extension Deadline or with respect to any other material provisions relating to stockholders’ rights or pre-Business Combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this Registration Statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate a Business Combination in order to effectuate our Business Combination.

The provisions of our Charter that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 50.1% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our Charter to facilitate the completion of a Business Combination that some of our stockholders may not support.

Our Charter provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds from our Initial Public Offering and the Private Placement of Units, Rights, and Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Stockholders as described herein) may be amended if approved by holders of 50.1% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 50.1% of our common stock entitled to vote thereon. In all other instances, our Charter may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our Initial Stockholders, who collectively beneficially own 20% of our common stock upon the closing of our Initial Public Offering (some may have purchased additional units during our Initial Public Offering), may participate in any vote to amend our Charter and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Charter which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our Charter.

EarlyBirdCapital, our Initial Stockholders, and our Sponsor, executive officers, and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our Charter to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Business Combination within the Revised Extension Deadline or with respect to any other material provisions relating to stockholders’ rights or pre-Business Combination activity, unless we provide our Public Stockholders with the opportunity to redeem their Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares. In the event the Company decides to exercise the Extension Option, investors will not have voting rights nor redemption rights in connection with such additional three-month extensions. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to our Initial Public Offering may be amended without stockholder approval.

Each of the agreements related to our Initial Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our Initial Stockholders, Sponsor, officers and directors; the registration rights agreement among us, our Initial Stockholders and EarlyBirdCapital; the Private Placement Warrant Purchase Agreements between us, our Sponsor and EarlyBirdCapital; and the administrative services agreement among us, our Sponsor and an affiliate of our Sponsor. These agreements contain various provisions that our Public Stockholders might deem to be material. For example, our letter agreement, the Private Placement Warrants Purchase Agreement and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares, Private Placement Warrants and other securities held by EarlyBirdCapital, our Initial Stockholders, Sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our Business Combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our Business Combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such Business Combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our Initial Stockholders and EarlyBirdCapital selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our Initial Public Offering and the Private Placements. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by Public Stockholders, we may be required to seek additional financing to complete such proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our Business Combination, or to fund the purchase of other companies. If we are unable to complete our Business Combination, our Public Stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Stockholders, and our warrants and rights will expire worthless. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Business Combination.

Our Initial Stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our Initial Stockholders own 20% of our issued and outstanding common stock (some may have purchased additional units during our Initial Public Offering). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our Charter. In addition, our board of directors, whose members were elected by our Sponsor, is divided into three classes, each of which will generally serve for a term of three years (except for those directors appointed prior to our first annual meeting of stockholders) with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Initial Stockholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of a Business Combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. Accordingly, our Initial Stockholders will continue to exert control at least until the completion of our Business Combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Business Combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on a Business Combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Business Combination, require substantial financial and management resources, and increase the time and costs of completing a Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only if we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Risk Relating to the Post-Business Combination Company

Subsequent to our completion of our Business Combination, we may be required to take write- downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the Business Combination or thereafter. Accordingly, any stockholders, right holders, or warrant holders who choose to remain stockholders, right holders, or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders, right holders, or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Our ability to successfully effect our Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our Business Combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders, right holders, or warrant holders who choose to remain stockholders, right holders, or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders, right holders, or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Risks Relating to our Management Team

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate a Business Combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Past performance by our Management Team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our Management Team or businesses associated with them is presented for informational purposes only. Past performance by our Management Team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our Business Combination. You should not rely on the historical record of the performance of our Management Team’s or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

We may seek business combination opportunities in industries or sectors that may be outside of our Management’s areas of expertise.

We will consider a Business Combination outside of our Management’s areas of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our Management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our Initial Public Offering than a direct investment, if an opportunity were available, in a Business Combination candidate. If we elect to pursue a Business Combination outside of the areas of our Management’s expertise, our Management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our Management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Business Combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our Initial Public Offering and until we consummate our Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our Sponsor and our officers and directors may Sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking a Business Combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing a Business Combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our Business Combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete a Business Combination.

In recent months, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue. The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate a Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete a Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the Business Combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“Run-off Insurance”). The need for Run-off Insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate a Business Combination on terms favorable to our investors.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or existing holders. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our Public Stockholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our Business Combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Business Combination.

On January 21, 2021, our Sponsor purchased an aggregate of 2,875,000 Founder Shares in exchange for a capital contribution of $25,000, or approximately $0.009 per share. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the number of Founder Shares issued.

The number of Founder Shares outstanding was determined based on total size of our Initial Public Offering being a maximum of 11,500,000 Units and Founder Shares representing 20% of the outstanding shares after our Initial Public Offering (without giving effect to the Private Placements and the EBC Founder Shares). The Founder Shares will be worthless if we do not complete a Business Combination. In addition, our Sponsor and EarlyBirdCapital purchased an aggregate of 5,000,000 Private Placement Warrants, at a price of $1.00 per Private Placement warrant for an aggregate purchase price of $5,000,000. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing a Business Combination and influencing the operation of the business following the Business Combination. This risk may become more acute as the Revised Extension Deadline nears, which is the deadline for our completion of a Business Combination.

Our management may not be able to maintain control of a target business after our Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our Business Combination so that the post-transaction company in which our Public Stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A Common Stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A Common Stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A Common Stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares, Rights, or Warrants, potentially at a loss.

Our Public Stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of a Business Combination, and then only in connection with those shares of Class A Common Stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend our Charter to modify the substance or timing of our obligation to redeem 100% of our

Public Shares if we do not complete our Business Combination within the Revised Extension Deadline or with respect to any other material provisions relating to stockholders’ rights or pre-Business Combination activity, and (iii) the redemption of our Public Shares if we are unable to complete a Business Combination within the Revised Extension Deadline, subject to applicable law and as further described herein. In addition, if our plan to redeem our Public Shares if we are unable to complete a Business Combination the Revised Extension Deadline is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, Public Stockholders may be forced to wait beyond the Revised Extension Deadline before they receive funds from our Trust Account. In no other circumstances will a Public Stockholder have any right or interest of any kind in the Trust Account. In the event the Company decides to exercise the Extension Option, investors will not have voting rights nor redemption rights in connection with such additional three-month extensions. Holders of warrants and rights will not have any right to the proceeds held in the Trust Account with respect to the warrants or rights. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares, Rights, or warrants, potentially at a loss.

EarlyBirdCapital may have a conflict of interest in connection with our Business Combination.

We have engaged EarlyBirdCapital to assist us in connection with our Business Combination. We will pay EarlyBirdCapital a cash fee for such services in an aggregate amount equal to up to 3.5% of the total gross proceeds raised in the offering only if we consummate our Business Combination. The Private Placement Warrants purchased by EarlyBirdCapital and/or its designees and the EBC Founder Shares issued to EarlyBirdCapital and/or its designees will also be worthless if we do not consummate a Business Combination. These financial interests may result in EarlyBirdCapital having a conflict of interest when providing the services to us in connection with a Business Combination.

Nasdaq may delist our securities from trading on its exchange in the future, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Class A Common Stock, Warrants, and Rights are currently listed on Nasdaq. Although we expect to meet the minimum initial listing standards set forth in Nasdaq’s listing standards, we cannot assure you that our securities will continue to be, listed on Nasdaq in the future or prior to our Business Combination. In order to continue listing our securities on Nasdaq prior to our Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally, $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5,000,000 and we would be required to have a minimum of 300 round lot holders of our securities (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements when it comes time to consummate our Business Combination.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units are listed on Nasdaq and our Class A Common Stock, Rights, and Warrants will eventually be listed on Nasdaq, our Units, Class A Common Stock, Rights, and Warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Holders of our Class A Common Stock will not be entitled to vote on any appointment of directors prior to our Business Combination.

Prior to our Business Combination, only holders of our Class B Common Stock will have the right to vote on the appointment of directors. Holders of our Public Shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of a Business Combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the completion of a Business Combination.

You will not be permitted to exercise your Warrants or Rights if the underlying Class A Common Stock is no longer registered or qualified unless certain exemptions are available.

If the issuance of the Class A Common Stock upon exercise of the Warrants or Rights is no longer registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of Warrants or Rights will not be entitled to exercise such Warrants or Rights and such Warrants or Rights may have no value and expire worthless. In such event, holders who acquired their Warrants or Rights as part of a purchase of Units will have paid the full unit purchase price solely for the Class A Common Stock included in the units.

We registered the shares of Class A Common Stock issuable upon exercise of the Warrants and Rights on a Registration Statement on Form S-1 (File No. 333-265353) because the Warrants and Rights will become exercisable 30 days after the completion of our Business Combination, which may be within one year of our Initial Public Offering. However, because the Warrants and Rights will be exercisable until their expiration date of up to five years after the completion of our Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our Business Combination, under the terms of the warrant agreement (as applicable), we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our Business Combination, we will use our best efforts to file with the SEC a post-effective amendment to the already filed Registration Statement or a new Registration Statement covering the registration under the Securities Act of the Class A Common Stock issuable upon exercise of the Warrants or Rights and thereafter will use our best efforts to cause the same to become effective within 60 business days following our Business Combination and to maintain a current prospectus relating to the Class A Common Stock issuable upon exercise of the Warrants or Rights until the expiration of the Rights or the Warrants in accordance with the provisions of the warrant agreement and the terms of our Initial Public Offering. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the Registration Statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the shares of Class A Common Stock issuable upon exercise of the Warrants and Rights are no longer registered under the Securities Act, under the terms of the warrant agreement or our Initial Public Offering, holders of Warrants and Rights who seek to exercise their Warrants or Rights will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will Warrants or Rights be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants or Rights, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our shares of Class A Common Stock are at the time of any exercise of a Warrant or Right not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of Warrants or Rights who seek to exercise their Warrants or Rights to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a Registration Statement or register or qualify the shares underlying the Warrants or Rights under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants or rights under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any Warrant or Rights, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants or rights in the event that we are unable to register or qualify the shares underlying the warrants or rights under the Securities Act or applicable state securities laws.

You may only be able to exercise your Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A Common Stock from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their Warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Class A Common Stock issuable upon exercise of the Warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the shares of Class A Common Stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Public Warrants for redemption. If you exercise your Public Warrants on a cashless basis, you would pay the Warrant exercise price by surrendering the Warrants for that number of shares of Class A Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A Common Stock underlying the Warrants, multiplied by the excess of the “fair market value” of our shares of Class A Common Stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Class A Common Stock for the five trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Warrants, as applicable. As a result, you would receive fewer shares of Class A Common Stock from such exercise than if you were to exercise such warrants for cash.

The registration rights will be exercisable with respect to the Founder Shares and the Private Placement Warrants and the Class A Common Stock issuable upon exercise of such Private Placement Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Common Stock. In addition, the existence of the registration rights may make our Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Common Stock that is expected when the shares of common stock owned by our Initial Stockholders, holders of our Private Placement Warrants or holders of our working capital loans (“Working Capital Loans”) or their respective permitted transferees are registered.

The grant of registration rights to our Initial Stockholders and holders of our Private Placement Warrants may make it more difficult to complete our Business Combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A Common Stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our Initial Public Offering, our Initial Stockholders and their permitted transferees can demand that we register the shares of Class A Common Stock into which Founder Shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the Class A Common Stock issuable upon exercise of the Private Placement Warrants and holders of warrants that may be issued upon conversion of Working Capital Loans may demand that we register such Warrants or the Class A Common Stock issuable upon conversion of such Warrants.

We may amend the terms of the Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of your Warrants could be increased, the exercise period could be shortened and the number of shares of Class A Common Stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our Warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants.

Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A Common Stock purchasable upon exercise of a Warrant.

If we effect our Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such Business Combination, and if we effect such Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States (although we will not effect our Business Combination with any entity with its principal business operations in China, including Hong Kong and Macau) for our Business Combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks and wars; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such Business Combination, or, if we complete such Business Combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If we effect a Business Combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a Business Combination with a company located outside of the United States (although we will not effect our Business Combination with any entity with its principal business operations in China, including Hong Kong and Macau), the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Many industries in Asia are subject to government regulations that limit or prohibit foreign investments in such industries, which may limit the potential number of acquisition candidates.

Governments in many Asian countries have imposed regulations that limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in certain industries. As a result, the number of potential acquisition candidates available to us (excluding China) may be limited or our ability to grow and sustain the business, which we ultimately acquire will be limited.

If a country in Asia (excluding China) enacts regulations in industry segments that forbid or restrict foreign investment, our ability to consummate our Business Combination could be severely impaired.

Many of the rules and regulations that companies face concerning foreign ownership are not explicitly communicated. If new laws or regulations forbid or limit foreign investment in industries in which we want to complete our Business Combination, they could severely impair our candidate pool of potential target businesses. Additionally, if the relevant central and local authorities find us or the target business with which we ultimately complete our Business Combination to be in violation of any existing or future laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

●	levying fines;
●	revoking our business and other licenses;
●	requiring that we restructure our ownership or operations; and
●	requiring that we discontinue any portion or all of our business.

Any of the above could have an adverse effect on our company post-business combination and could materially reduce the value of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently utilize office space at 111 Somerset, #05-06, Singapore 238164 from our Sponsor. We pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our Management Team. Upon completion of our Business Combination or our liquidation, we will cease paying these monthly fees.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of our Management Team, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our Management Team in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)Market Information

Our Units, Class A Common Stock, Warrants, and Rights trade on The Nasdaq Global Market under the symbols “RFACU,” “RFAC,” “RFACW,” and “RFACR” respectively.

(b)Holders

As of April 26, 2023, we had 4,308,027 outstanding shares of Class A Common Stock, 2,875,000 outstanding shares of Class B Common Stock. There were also 1 holder of record of our Units, 4 holders of record of our Public Shares, 3 holders of record of our Warrants, 3 holders of record of our Rights, 1 holder of record of our Founder Shares, and 1 holder of record of our Private Placement Warrants.

(c)Dividends

We have not paid any cash dividends on our Class A Common Stock to date and do not intend to pay cash dividends prior to the completion of a Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of a Business Combination. The payment of any cash dividends subsequent to a Business Combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On January 21, 2021, the Company issued an aggregate of 2,875,000 Founder Shares to the Sponsor in exchange for cash of $25,000. On March 30, 2022, the Underwriters exercised the over-allotment option in full. As a result of the Underwriter’s election to exercise their over-allotment option on March 30, 2022, 375,000 Founder Shares are no longer subject to forfeiture. The Sponsor has agreed not to, except to permitted transferees, transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the Business Combination, the Founder Shares will be released from the lock-up. The Founder Shares will automatically convert into shares of Class A Common Stock at the time of our Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

On March 28, 2022, we consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one Warrant and one Right. Each Right entitles the holder to receive one-tenth (1/10) of one Class A Common Stock. The Warrants will become exercisable 30 days after the completion of our Business Combination. The Warrants will expire five years after the consummation of our Business Combination at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

EBC was acting as the sole book-running manager of our Initial Public Offering and as the representative of the Underwriters mentioned in the prospectus for the Initial Public Offering. The securities in the Initial Public Offering were registered under the Securities Act on a Registration Statement on Form S-1 (File No. 333-265353). The SEC declared the Registration Statement effective on March 23, 2022.

Simultaneously with the closing of the Initial Public Offering and the exercise of the over-allotment option, the Company consummated the sale of 5,000,000 Private Placement Warrants at a price of $1.00 per warrant, which consisted of 4,450,500 warrants by the Sponsor and 549,500 warrants by EarlyBirdCapital, generating gross proceeds of $5,000,000. The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Placement Warrants are identical to the Units sold in the Initial Public Offering, except that (i) there will be no redemption rights with respect to Private Placement Warrants, which will expire worthless if we do not consummate a Business Combination within the Combination Period, (ii) Private Placement Warrants (including the Class A Common Stock issuable upon exercise of such warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of our Business Combination, (iii) Private Placement Warrants may be exercised by the holders on a cashless basis and (iv) the holders of Private Placement Warrants (including with respect to shares of Class A Common Stock issuable upon exercise of such Private Placement Warrants) are entitled to registration rights. With respect to the Private Placement Warrants, the warrant agent shall not register any transfer of Private Placement Warrants until after the consummation of a Business Combination. The Warrants will become exercisable 30 days after the completion of our Business Combination.

We consummated our Initial Public Offering from which we derived gross proceeds of approximately $116 million (inclusive of the full exercise of the underwriter’s over-allotment option on March 30, 2022), and incurred offering costs of $1,503,330, exclusive of $2.3 million of underwriting discount and $4.0 million in marketing fees. On March 22, 2023, the stockholders of record were provided the opportunity to exercise their redemption rights in connection with a Special Meeting. A total of 7,391,973 shares of Class A common stock were redeemed and $76,054,240 in redemption payments made in connection with the Special Meeting, leaving a total of 4,108,027 shares of Class A common stock outstanding and $42,266,506 in the Trust Account after redemptions.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to RF Acquisition Corp. References to our “management” or our “Management Team” refer to our officers and directors, and references to the “Sponsor” refer to RF Dynamic LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on January 11, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the private placement warrants, the proceeds of the sale of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our Business Combination, shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of a Business Combination. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

Our only activities from January 11, 2021 (inception) through December 31, 2022, were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective Business Combination.

For the twelve months ended December 31, 2022, we had a net income of $284,725, which is comprised of $858,479 of formation and operating expenses, $1,646,459 interest income, $303,890 in income tax expenses and $199,365 in franchise tax expenses. For the period from January 11, 2021 (inception) through December 31, 2021, we had a net loss of $31,782, which is comprised of formation and operating expenses of $659 and franchise tax expenses of $31,123.

Liquidity and Going Concern

On March 28, 2022, the Company consummated the Initial Public Offering of 10,000,000 units, generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, pursuant to the Private Placement Warrants Purchase Agreements, the Company completed the private sale of 4,050,000 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, and 500,000 warrants to EBC, generating gross proceeds to the Company of $4,550,000.

On March 30, 2022, the Underwriters fully exercised the over-allotment option and purchased an additional 1,500,000 Units, generating an aggregate of gross proceeds of $15,000,000. Simultaneously with the closing of the exercise of the over-allotment option, the Company completed the private sale of an aggregate of (i) 400,500 Private Placement Warrants to the Company’s Sponsor, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $400,500, and (ii) 49,500 Private Placement Warrants to EBC, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $49,500.

Following the closing of the Initial Public Offering on March 28, 2022 and the exercise of the over-allotment option on March 30, 2022, an amount of $116,150,000 from the net proceeds was placed in the Trust Account. Transaction costs amounted to $3,803,330 consisting of $2,300,000 of underwriting fees, and $1,503,330 of other costs.

As of December 31, 2022 and December 31, 2021, we had $117,724,476 and $0 investments held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of December 31, 2022 and December 31, 2021, we had cash of $19,759 and $0 held outside of the Trust Account, respectively and had a working capital deficit of $791,577. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. On March 22, 2023, the stockholders of record were provided the opportunity to exercise their redemption rights in connection with a Special Meeting. A total of 7,391,973 shares of Class A common stock were redeemed and $76,054,240 in redemption payments made in connection with the Special Meeting, leaving a total of 4,108,027 shares of Class A common stock outstanding and $42,266,506 in the Trust Account after redemptions.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay such loaned amounts. If a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from its Trust Account would be used for such repayment.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until December 28, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by the Revised Extension Deadline, and the Company decides not to further extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Related Party Transactions

Founder Shares

On January 21, 2021, the Company issued an aggregate of 2,875,000 Founder Shares to the Sponsor in exchange for cash of $25,000. The Founder Shares include an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the Underwriter’s overallotment is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

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

Related Party Loans

The Sponsor agreed to loan the Company an aggregate of up to $300,000 in the aggregate, to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) September 30, 2022 or (ii) the closing of the Initial Public Offering. As of December 31, 2022, the Company has not drawn down on the promissory note.

On March 13, 2023, Melvin Xeng Thou Ong agreed to loan the Sponsor an aggregate of up to $600,000 to be used for (i) extension payments in connection with the business combination, and (ii) working capital requirements (the “Director Promissory Note”). The Director Promissory Note bears no interest and matures on the earlier of: (i) December 28, 2023, or (ii) the date that the Company consummates an initial business combination. As of the date of this Annual Report, the Company has drawn down $220,000 on the Director Promissory Note.

On March 24, 2023, the Company and Sponsor entered into a promissory pursuant to which the Sponsor agreed to loan the Company the principal sum of $900,000 to cover the extension payments in connection with the Revised Extension Deadline (the “Extension Promissory Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) December 28, 2023, or (ii) the consummation of the Business Combination. As of the date of this Annual Report, the Company had drawn down on $300,000 of the promissory note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of December 31, 2022, the total amount due to Sponsor was $476,179, which was issued to cover working capital expenses. Subsequent to year end the Sponsor provided an additional $360,760 under the Working Capital Loan to cover working capital expenses.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay such loaned amounts. If a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from its Trust Account would be used for such repayment.

Contractual Obligations

Administrative Services Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s Business Combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Given the timing of the Company’s Initial Public Offering, $90,000 has been recognized in connection with such services for the nine months ended December 31, 2022.

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

Additionally, the Company will pay EBC a cash fee equal to 1.0% of the total consideration payable in the proposed Business Combination if it introduces the Company to the target business with which the Company completes a Business Combination; provided that the foregoing fee will not be paid prior to the date that is 90 days from the effective date of the Initial Public Offering, unless the FINRA determines that such payment would not be deemed Underwriters’ compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110.

EBC Founder Shares

On April 12, 2021 the Company issued to EBC and or designees an aggregate of 200,000 shares of Class A Common Stock at a price of $0.0001 per share for a total consideration of $20. The Company accounts for the fair value of the EBC Founder shares over consideration paid as offering cost of the Initial Public Offering, with a corresponding credit to stockholder’s equity.

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

EBC (and/or its designees) has agreed not to transfer, assign or sell any such shares without the Company’s prior written consent until the completion of the Business Combination. In addition, EBC (and/or its designees) has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Business Combination within the Combination Period.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the Registration Statement pursuant to FINRA Rule 5110(g)(1). Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the Registration Statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the Registration Statement except to any Underwriter and selected dealer that participated in our Initial Public Offering and their bona fide officers or partners.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently Issued Accounting Standards

In August 2020, FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of December 31, 2022, we did not have changes in, or disagreements with, our independent registered public accounting firm on our accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as defined in Rules 13a-15€ and 15d-15(e) under the Exchange Act. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Controls over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal year ended December 31, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, our directors and executive officers are as follows:

Name	Age	Position
Tse Meng Ng	48	Chairman and Chief Executive Officer
Han Hsiung Lim	48	Chief Financial Officer, Chief Operating Officer and Director
Melvin Xeng Thou Ong	39	Independent Director
Simon Eng Hock Ong	57	Independent Director
Vincent Yang Hui	34	Independent Director

Tse Meng Ng, our Chairman and Chief Executive Officer, is a highly regarded and successful financier and businessman. In February 2019, Mr. Ng co-founded Ruifeng Wealth Management Pte Ltd, a Singapore Capital Markets Services licensed financial institution regulated by the Monetary Authority of Singapore with a market capitalization of approximately $2 billion, for which he serves as the chief executive officer. There, Mr. Ng and his team provide fund management services to ultra-high net worth individuals. From May 2014 to January 2019, Mr. Ng served as the Managing Director of Credit Agricole, an international full-service banking group. He was voted ‘Outstanding Young Private Banker’ in 2011 by Private Banker International, the leading journal for the global wealth management industry. Prior to that, Mr. Ng was a Director at Credit Suisse where he helped form the team that covered the North Asia markets and where he helped contribute the most net new money between 2008-2009. He started his career in 1998 at Citibank N.A where he managed a team of banking staff at a very young age. Mr. Ng earned a B.S. in Business from Nanyang Technological University. Mr. Ng is well qualified to serve on our board of directors due to his leadership skills and business acumen.

Han Hsiung Lim, our Chief Financial Officer and Chief Operating Officer, is an accomplished executive and leader. Mr. Lim has served on our board of directors since January 2021. Mr. Lim retired from an 18-year career in the banking and asset management industry in 2018 and has since managed his own investments in public equities and fixed-income securities. From January 2016 to December 2017, Mr. Lim was a Senior Vice President in the Risk & Performance Management Department at GIC (formerly known as the Government of Singapore Investment Corporation), which manages Singapore’s foreign reserves. From April 2009 to December 2014, he served as the Head of Credit Risk Management in the Risk & Performance Management Department at GIC where he was responsible for approving, managing and mitigating the firmwide credit exposure of GIC to its trading counterparties. From February 2000 to April 2009, Mr. Lim worked within the Financial Markets Credit Group at DBS Bank, where he rose up the ranks to Vice President in 2005 and was responsible for approving, managing and mitigating the firmwide credit exposure of DBS Bank to a portfolio of banks and non-bank financial institutions. He also has experience in managing credit exposure, as he was tasked with avoiding and mitigating DBS Bank’s potential losses during the 2008 Global Financial Crisis. Mr. Lim has a bachelor of business degree (First Class Honors), with a major in banking and a minor in hospitality, from the Nanyang Technological University.

Melvin Xeng Thou Ong, has served on our board of directors since July 13, 2022. Mr. Ong has founded multiple companies including RMBex Limited and Creditz base Group Limited and Pure & Cure Healthcare Group. He also acquired Unggul Shooting Academy in 2022. Prior thereto, Mr. Ong, joined Oriental Daily News Sdn Bhd as a sales executive in April 2002; co-founded Smart Info Publisher Sdn Bhd in March 2004; and helped start up Faster Mobile Event Management Sdn Bhd, Fortune Construction Resources Sdn Bhd, and Faster Advertising (HK) Limited in May 2006, October 2022, and May 2013, respectively. Mr. Thou was also appointed by the Word Wildlife Fund as the Malaysia Curator and Organizer for 1600 pandas world tour in December 2015. Further, he co-organized and invested in the Maritime Silkroad Art festival of One Belt One Road, invested in FarmtoU Worldwide Sdn Bhd and Peak Agricultures Resources Sdn Bhd, and became a certificate blockchain expert by Blockchain Councils USA and a certified key partner of the Blockchain Councils in Hongkong, Taiwan, and China in 2018.

Simon Eng Hock Ong has served on our board of directors since March 2022. Mr. Ong currently serves as the Chief Financial Officer of Rich Capital Holdings Limited, a company listed on SGX Catalist. Prior thereto, Mr. Ong worked as the Executive Director of Asiaphos Limited from 2012 through June, 2019, and remains with Asiaphos as a Non-Executive Director and as a member of their audit committee. Previously, Mr. Ong also served as Group Finance Manager and as Chief Financial Officer of Hwa Hong Corporation Limited, a company listed on SGX-ST Main Board, and as a director of corporate and financial planning of the King George Development Corporation, a company listed on the TSX Venture Exchange (formerly known as the Vancouver Stock Exchange). Mr. Ong has a degree in accounting from North East London Polytechnic (now known as the University of East London) and is a Fellow of the Association of Chartered Certified Accountants and a Certified Practicing Accountant in Australia. Mr. Ong’s experience working with public companies and his strong background in finance and accounting make him a strong candidate to serve on our board of directors.

Vincent Yang Hui has served on our board of directors since March 2022. Mr. Hui currently serves as the Chief Executive Officer of abComo eCommerce Pte Ltd, a multinational influencer platform that he founded in 2020. He also co-founded Long-bridge, an overseas asset investment company, in 2019, and Alphabit Consulting Pte Ltd, a Singapore based technology consulting company. From 2014 to 2018, Mr. Hui served as a Business Development Director for the Alibaba Group and Ant Financial. Mr. Hui has a BSc in Information Management and Information Systems from the University of Electronic Science and Technology of China and a graduate diploma in systems analysis from the National University of Singapore. Mr. Hui’s qualifications to serve on our board of directors includes his entrepreneurial experiences and educational background.

Our Advisors

In addition to our Management Team and board of directors, our team includes Chandra Tjan and Stephen Lee, who serve as advisors. None of these individuals have any contractual obligation to us or are otherwise required to commit any specified amount of time to our affairs; however, we expect that certain of these individuals will, on average, dedicate a significant amount of their professional time on our affairs.

Chandra Tjan is a heralded entrepreneur with a record of success as a venture capitalist in Southeast Asia. Mr. Tjan started his career as a banker at Citigroup and Credit Suisse in Singapore. After a decade in the banking industry, Mr. Tjan saw a huge opportunity in Indonesia’s technology sector, and in 2009 he co-founded East Ventures, an early stage capital venture firm. During his tenure in Indonesia, Mr. Tjan was responsible for dozens of investments in early-stage start-ups, including the online marketplace Tokopedia and all-in-one travel booking platform Traveloka. In 2015, Chandra co-founded Alpha JWC Ventures, an institutionalised and independent VC fund targeting early-stage tech startups across Southeast Asia, with a strong focus in Indonesia. The firm currently manages approximately $200 million across two funds, making it the largest early-stage fund in Indonesia, with 36 active portfolio companies. With over a decade of experience in tech investment, Mr. Tjan has invested in over 60 companies in Asia and the United States. He currently sits on the board of some of the leading tech companies in Asia, including FundingSocieties, Carro, GudangAda, Bobobox and OnlinePajak. Mr. Tjan graduated from The University of Sydney with a triple major in finance, economics, and management, currently attends the Owner-President Management (OPM) Program at Harvard Business School, a 3-year residential program for business owners and entrepreneurs, and is a member of YPO’s (Young President Organization) global leadership community.

Stephen Lee is an experienced and respected executive with experience across a wide variety of sectors and industries. In 1994, Mr. Lee joined AIF Capital and has been a Partner and Investment Committee Member since 2001. He has been actively involved in deal origination, transaction execution, investment management and portfolio monitoring and represents AIF Capital on the boards of various portfolio companies. His sector investment experience includes manufacturing, industrial, media, pharmaceutical and healthcare, aquaculture, consumer, new materials, telecommunication, logistics and transportation in multiple countries, including China, Hong Kong, Taiwan, Indonesia, South Korea and Singapore. Mr. Lee has been involved in multiple prominent deals in the Asia-Pacific region, including Aofeng Hi-Tech Company Limited (the largest carbon fiber composite company manufacturer in Asia), Oceanus Group Limited (the Singapore-listed leading aquatic company in Asia), CN Innovations Holdings Limited (the leading smartphone manufacturer in China and Asia), Shandong Buchang Pharmaceutical Co. Ltd. (China’s largest producer of traditional Chinese medicine), Charm Communications Inc. (a leading Chinese media company in China that was previously listed in the United States), Bharti Infratel Limited (India’s largest mobile operator in India), Bestime Pharma (Asia) Limited (leading antibiotics drug manufacturer in China), PT Excelcomindo Pratama (leading mobile operator in Indonesia) and PT Marga Mandalasakti (operators of the longest toll road in Indonesia).

Involvement in Certain Legal Proceedings

During the past ten years, none of the Company’s executive officers, directors or nominees have (i) been convicted in a criminal proceeding (excluding traffic violations and similar misdemeanors) or (ii) been a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining such person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

During the past ten years except as discussed below (i) no petition has been filed under federal bankruptcy laws or any state insolvency laws by or against any of our executive officers, directors or nominees, (ii) no receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our executive officers, directors or nominees, and (iii) none of our executive officers, directors or nominees was an executive officer of any business entity or a general partner of any partnership at or within two years before the filing of a petition under the federal bankruptcy laws or any state insolvency laws by or against such entity.

As of the date of this Form 10-K, we are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or any of our executive officers or directors in their corporate capacity.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Vincent Yang Hui, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Melvin Xeng Thou Ong, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Simon Eng Hock Ong and Mr. Tse Meng Ng, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our Charter.

Board Meetings

During our 2022 fiscal year, there were two meetings of our board of directors. All directors are expected to attend meetings of the board of directors, meetings of the Committees upon which they serve and meetings of our stockholders absent cause.

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent within one year of our Initial Public Offering. Our board of directors has determined that Melvin Ong Xeng Thou, Simon Eng Hock Ong, and Vincent Yang Hui are “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Upon the effectiveness of the Registration Statement of which this Annual Report forms a part, our board of directors will have two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

At the effectiveness of the Registration Statement of which this Annual Report forms a part, we established an audit committee of the board of directors. Simon Eng Hock Ong and Vincent Yang Hui serve as members of our audit committee, and Simon Eng Hock Ong chairs the audit committee. All members of our audit committee are independent of and unaffiliated with our Sponsor and our Underwriter.

Each member of the audit committee is financially literate and our board of directors has determined that Vincent Yang Hui qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determine the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our Initial Public Offering; and
●	reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

Our Compensation Committee consists of Simon Eng Hock Ong, Vincent Yang Hui, and Melvin Ong Xeng Thou chairs the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and Annual Report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participated in the consideration and recommendation of director nominees were Simon Eng Hock Ong and Vincent Yang Hui. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

Code of Ethics

Prior to the consummation of our Initial Public Offering, we adopted a code of ethics applicable to our directors, officers and employees (“Code of Ethics”). A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our Business Combination and our liquidation, we will pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our Management Team. In addition, we may elect to pay customary fees to our directors for director service and our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to a Business Combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating a Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our Business Combination.

After the completion of our Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our Business Combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report, and as adjusted to reflect the sale of our Class A Common Stock included in the units offered by this Annual Report, and assuming no purchase of units in our Initial Public Offering, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report

		APPROXIMATE
		PERCENTAGE
	NUMBER	OF
	OF SHARES	OUTSTANDING
NAME AND ADDRESS OF	BENEFICIALLY	COMMON
BENEFICIAL OWNER(1)	OWNED(2)	STOCK
RF Dynamic LLC (our sponsor)(4)(3)	2,875,000	40.0%
Tse Meng Ng(4)(3)	2,875,000	40.0%
Melvin Xeng Thou Ong	—	—
Han Hsiung Lim	—	—
Simon Eng Hock Ong	—	—
Vincent Yang Hui	—	—
All executive officers and directors as a group	2,875,000	40.0%
EarlyBirdCapital, Inc.(5)	200,000	2.8%

5% Holders
Feis Equities LLC(6)	997,164	13.9%
Polar Asset Management Partners Inc.(7)	744,800	10.4%
Shaolin Capital Management LLC(8)	950,099	13.2%
First Trust Merger Arbitrage Fund(9)	638,049	8.9%

*

Less than 1%

(1) Unless otherwise noted, the business address of each of the listed entities or individuals is c/o 111 Somerset, #05-06, Singapore 238164, Telephone number+65 6904 0766.

(2) Interests shown consist solely of Founder Shares. Founder Shares owned by the Sponsor are classified as shares of Class B Common Stock. Such shares are convertible into shares of Class A Common Stock on a one-for-one basis, subject to adjustment, as described in the section of this Annual Report entitled “Description of Securities.”

(3) Includes the 375,000 Founder Shares not surrendered because the Underwriter’s over-allotment option was exercised.

(4) RF Dynamic LLC is the record holder of the shares reported herein. Tse Meng Ng is the sole member and manager of RF Dynamic LLC and has voting and investment discretion with respect to the common stock held of record by the Sponsor. Tse Meng Ng disclaims any beneficial ownership of any shares held by the Sponsor except to the extent of his respective pecuniary interest therein.

(5) The address of EarlyBirdCapital, Inc. is 366 Madison Avenue, 8th Floor, New York, NY 10017

(6) According to a Schedule 13G/A filed on January 10, 2023, Feis Equities LLC and Lawrence M. Feis acquired 576,917 Class A common stock. The business address for the reporting persons is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606.

(7) According to a Schedule 13G filed on February 10, 2023, Polar Asset Management Partners Inc. acquired 744,800 Class A common stock. The business address for the reporting persons is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(8) According to a Schedule 13G filed on February 14, 2023, Shaolin Capital Management LLC acquired 950,099 Class A common stock. The business address for the reporting persons is 230 NW 24th Street, Suite 603, Miami, FL 33127.
(9) According to a Schedule 13G filed on February 14, 2023, First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”) acquired 650,049 Class A common stock. The business address for FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

Restrictions on Transfers of Founder Shares and Private shares

The Founder Shares and Private Placement Warrants (and any shares of Class A Common Stock underlying such securities or issued upon conversion or exercise thereof) are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us entered into by our Sponsor, officers and directors and the warrant purchase agreements entered into by us, our Sponsor and EBC. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the Founder Shares, until the earlier of (A) 12 months after the completion of our Business Combination or (B) subsequent to our Business Combination, (x) if the last sale price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after our Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the private placement warrants (and underlying securities), until after the completion of our Business Combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our Sponsor, or any affiliates of our Sponsor; (b) in the case of an individual, by gift to a member of one of the members of the individual’s immediate family or to a trust, the beneficiary of which is a member of one of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a Business Combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to the completion of our Business Combination; (g) by virtue of the laws of Delaware or our Sponsor’s limited liability company agreement upon dissolution of our Sponsor; or (h) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our completion of our Business Combination; provided, however, that in the case of clauses (a) through (e) or (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements and by the same agreements entered into by our Sponsor with respect to such securities (including provisions relating to voting, the Trust Account and liquidation distributions described elsewhere in this Annual Report).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On January 21, 2021, we issued an aggregate of 2,875,000 Founder Shares to our Sponsor in exchange for $25,000. The per share purchase price was approximately $0.009 per share. On March 30, 2022, in connection with the Underwriters’ election to fully exercise their over- allotment option, an aggregate of 375,000 Founder Shares were no longer subject to forfeiture, and 2,875,000 Founder Shares remain outstanding. The Founder Shares will automatically convert into shares of Class A Common Stock at the time of our Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

Private Placement Warrants

Simultaneously with the consummation of the closing of the Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements, the Company consummated the private sale of an aggregate of 4,050,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant and 500,000 Private Placement Warrants to the Underwriter, generating total gross proceeds of $4,550,000. Simultaneously with the closing of the overallotment, pursuant to the Private Placement Warrants Purchase Agreements, the Company completed the private sale of an additional 400,500 Private Placement Warrants to the Sponsor and 49,500 Private Placement Warrants to the Underwriter, at a purchase price of $1.00 per Private Placement Warrant, generating total proceeds of $450,000. The Private Placement Warrants may not be transferred until 30 days after the consummation of a Business Combination, except for limited transfers set forth in the letter agreement such as to the Company’s officers or directors or to the company’s Initial Stockholders’ members, officers, directors, consultants or their affiliates, or by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, in each case for estate planning purposes. Following such period, the private placement warrants and the shares of Class A Common Stock issuable upon exercise of the private placement warrants will be transferable, assignable or salable, except that the private placement warrants will not trade.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination.

Services Arrangements

On March 23, 2022, we entered into an administrative services agreement with our Sponsor, pursuant to which the Sponsor agreed to make available to the Company certain general and administrative services, including office space and secretarial and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of the Sponsor $10,000 per month continuing until the earlier of the consummation by the Company of a Business Combination or the Company’s liquidation. For the period from January 11, 2021 (inception) through December 31, 2022, the Company incurred $90,000 in such fees.

There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our Sponsor, officers or directors, or any affiliate of our Sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as payment of customary fees incurred during the election of directors and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates.

After the completion of our Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Simon Eng Hock Ong, Melvin Xeng Thou Ong, and Vincent Hui Yang are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Related Party Loans and Advances

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the Note. The Note was non-interest bearing and was payable on the earlier of (i) September 30, 2022, or (ii) the consummation of the Initial Public Offering. As of the IPO closing date, the Company had not drawn down on the promissory note.

On March 13, 2023, Melvin Xeng Thou Ong agreed to loan the Sponsor an aggregate of up to $600,000 to be used for (i) extension payments in connection with the business combination, and (ii) working capital requirements (the “Director Promissory Note”). The Director Promissory Note bears no interest and matures on the earlier of: (i) December 28, 2023, or (ii) the date that the Company consummates an initial business combination. As of the date of this Annual Report, the Company has drawn down $220,000 on the Director Promissory Note.

On March 24, 2023, the Company and Sponsor entered into a promissory pursuant to which the Sponsor agreed to loan the Company the principal sum of $900,000 to cover the extension payments in connection with the Revised Extension Deadline (the “Extension Promissory Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) December 28, 2023, or (ii) the consummation of the Business Combination. As of the date of this Annual Report, the Company had drawn down on $300,000 of the promissory note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of December 31, 2022, the total amount due to Sponsor was $476,179, which was issued to cover working capital expenses. Subsequent to year end the Sponsor provided an additional $360,760 under the Working Capital Loan to cover working capital expenses.

Registration Rights

On March 23, 2022, we entered into a registration rights agreement pursuant to which the Company granted certain registration rights to the Purchaser relating to the Private Placement Warrants and the Class A Common Stock underlying the Private Placement Warrants. The holders of the Founder Shares, private placement warrants (and underlying securities) and EBC Founder Shares have registration rights to required us to register the sale of any of our securities held by them pursuant to an executed registration rights agreement. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other Registration Statements filed by us. Notwithstanding the foregoing, these holders may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the Registration Statement and may not exercise their demand rights on more than one occasion.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our initial registration, Initial Public Offering, and year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. For the year ended December 31, 2022 and the period from January 11, 2021 (inception) through December 31, 2021, the aggregate fees billed by our independent registered public accounting firm was $233,810 and $41,200, respectively. The said amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees.  Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from January 11, 2021 (inception) through December 31, 2022.

Tax Fees. For the period from January 11, 2021 (inception) through December 31, 2022, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the period from January 11, 2021 (inception) through December 31, 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements

(1)	Financial Statement Schedules:

None.

(2)	Exhibits:

The following exhibits are filed as part of or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1	Underwriting Agreement, dated as of March 23, 2022, between the Company and EarlyBirdCapital, Inc.	Form 8-K	001-41332	1.1	March 29, 2022
3.1	Certificate of Incorporation of RF Acquisition Corp	Form S-1	333-261765	3.1	March 15, 2022
3.1.1	Amended and Restated Certificate of Incorporation of RF Acquisition Corp	Form 8-K	001-41332	3.2	March 29, 2022
3.1.2	Second Amended and Restated Certificate of Incorporation of RF Acquisition Corp	Form 8-K	001-41332	3.1	March 30, 2023
3.2	Bylaws of RF Acquisition Corp	Form S-1	333-261765	3.3	March 15, 2022
4.1	Specimen Unit Certificate of RF Acquisition Corp	Form S-1	333-261765	4.1	March 15, 2022
4.2	Specimen Common Stock Certificate of RF Acquisition Corp	Form S-1	333-261765	4.2	March 15, 2022
4.3	Specimen Warrant Certificate of RF Acquisition Corp	Form S-1	333-261765	4.3	March 15, 2022
4.4	Specimen Rights Certificate of RF Acquisition Corp	Form S-1	333-261765	4.4	March 15, 2022
4.5	Warrant Agreement, dated as of March 23, 2022, between RF Acquisition Corp and Continental Stock Transfer & Trust Company	Form 8-K	001-41332	4.1	March 29, 2022
4.6*	Description of Registrant’s Securities
10.1	Investment Management Trust Agreement, dated as of March 23, 2022, between the Company and Continental Stock Transfer & Trust Company	Form 8-K	001-41332	10.2	March 29, 2022
10.2	Registration Rights Agreement, dated as of March 23, 2022, among the Company, RF Dynamic LLC, and EarlyBirdCapital,Inc.	Form 8-K	001-41332	10.3	March 29, 2022
10.3	Private Placement Warrants Purchase Agreement, dated as of March 23, 2022, between the Company and RF Dynamic LLC	Form 8-K	001-41332	10.4	March 29, 2022
10.3.1	Private Placement Warrants Purchase Agreement, dated as of March 23, 2022, between the Company and EarlyBirdCapital, Inc.	Form 8-K	001-41332	10.5	March 29, 2022
10.4	Indemnity Agreement, dated as of July 13, 2022, between RF Acquisition Corp. and Ong Zeng Thou	Form 8-K	001-41332	10.1	July 19, 2022
10.5	Amended and Restated Promissory Note, dated as of November 16, 2021, issued to FR Dynamic LLC	Form S-1	333-261765	10.2	March 15, 2022
10.6	Securities Subscription Agreement, dated March 23, 2022, between the Company and the Sponsor	Form 8-K	001-41332	10.6	March 29, 2022
10.7	Letter Agreement, dated as of March 23, 2022, among the Company, its executive officers, its directors and RF Dynamic LLC.	Form 8-K	001-41332	10.1	March 29, 2022
10.8	EBC Founder Shares Purchase Letter Agreement, dated as of April 12, 2021, by and between the Company and EarlyBirdCapital, Inc.	Form 8-K	001-41332	10.8	March 29, 2022

10.9	Administrative Services Agreement, dated as of March 23, 2022, between the Company and the Sponsor	Form 8-K	001-41332	10.7	March 29, 2022
14.1	Code of Ethics of RF Acquisition Corp	Form S-1	333-261765	14	March 15, 2022
24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF ACQUISITION CORP.

By:	/s/ Tse Meng Ng
Name:	Tse Meng Ng
Title:	Chief Executive Officer
Date:	April 26, 2023

By:	/s/ Han Hsiung Lim
Name:	Han Hsiung Lim
Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	April 26, 2023

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tse Meng Ng, his or her attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Tse Meng Ng	Chairman and Chief Executive Officer	April 26, 2023
Tse Meng Ng	(Principal Executive Officer)

/s/ Han Hsiung Lim	Chief Financial Officer and Chief	April 26, 2023
Han Hsiung Lim	Operating Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Melvin Xeng Thou Ong	Director	April 26, 2023
Melvin Xeng Thou Ong

/s/ Simon Eng Hock Ong	Director	April 26, 2023
Simon Eng Hock Ong

/s/ Vincent Yang Hui	Director	April 26, 2023
Vincent Yang Hui

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of RF Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of RF Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit and cash flows the year ended December 31, 2022 and for the period from January 11, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 11, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Boston, MA

April 26, 2023

RF ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$19,759	$—
Prepaid expenses - Current	283,400	—
Total Current Assets	303,159	—
Deferred offering costs	—	606,059
Prepaid expenses - Noncurrent	61,403	—
Investments held in Trust Account	117,724,476	—
TOTAL ASSETS	$118,089,038	$606,059
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$140,312	$226,514
Franchise tax payable	174,355	31,123
Income tax payable	303,890	—
Due to sponsor	476,179	355,184
Total Liabilities	1,094,736	612,821
Commitments and Contingencies (Note 6)
Class A common stocks; 11,500,000 and 0 shares subject to possible redemption at December 31, 2022 and December 31, 2021, respectively	117,146,232	—
Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Class A Common Stock, $0.0001 par value; 380,000,000 shares authorized; 200,000 issued and outstanding (excluding 11,500,000 and 0 shares subject to redemption) at December 31, 2022 and December 31, 2021, respectively	20	20
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized, 2,875,000 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	288	288
Additional paid-in capital	—	24,712
Accumulated Deficit	(152,238)	(31,782)
Total Stockholders’ Deficit	(151,930)	(6,762)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$118,089,038	$606,059

The accompanying notes are an integral part of the audited financial statements.

RF ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the period
	For the Twelve	from January 11, 2021
	Months Ended	(inception) through
	December 31, 2022	December 31, 2021
Formation costs and other operating expenses	$858,479	659
Loss from operations	(858,479)	(659)
Other income (expense):
Interest income	1,646,459	—
Franchise tax expenses	(199,365)	(31,123)
Total Other Income (expense), net	1,447,094	(31,123)
Net Income (Loss) before provision for income taxes	588,615	(31,782)
Provision for income taxes	(303,890)	—
Net income (loss)	$284,725	$(31,782)
Weighted average shares outstanding of Class A common shares, redeemable	8,782,192	—
Basic and diluted net income (loss) per share, Class A common shares, redeemable	$0.02	$—
Weighted average shares outstanding, Class A and Class B common shares non-redeemable (1)	2,984,589	2,700,000
Basic and diluted net income (loss) per share, Class A and Class B common shares, non-redeemable	$0.02	$(0.01)

(1)	For the period from January 11, 2021 (inception) through December 31, 2021, 375,000 Class B common shares subject to forfeiture were excluded.

The accompanying notes are an integral part of the audited financial statements.

RF ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2022

	Class A		Class B		Additional		Total
	Common Shares		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2021	200,000	$20	2,875,000	$288	$24,712	$(31,782)	$(6,762)
Offering costs paid through IPO	—	—	—	—	(24,766)	—	(24,766)
Costs related to issuance of EBC shares	—	—	—	—	519,415	—	519,415
Proceeds allocated to Public Warrants	—	—	—	—	850,000	—	850,000
Proceeds allocated to Rights	—	—	—	—	6,920,000	—	6,920,000
Warrants issuance costs	—	—	—	—	(94,647)	—	(94,647)
Rights issuance costs	—	—	—	—	(237,904)	—	(237,904)
Amount received on sale of private warrants	—	—	—	—	5,000,000	—	5,000,000
Proceeds from issuance of founder shares to Sponsor	—	—	—	—	25,020	—	25,020
Reclassification of negative APIC	—	—	—	—	405,181	(405,181)	—
Accretion of Class A common stock to redemption amount	—	—	—	—	(13,387,011)	—	(13,387,011)
Net Income	—	—	—	—	—	284,725	284,725
Balance- December 31, 2022	200,000	$20	2,875,000	$288	—	$(152,238)	$(151,930)

The accompanying notes are an integral part of the audited financial statements.

RF ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 11, 2021 (INCEPTION) THROUGH DECEMBER 30, 2021

	Class A		Class B		Additional		Total
	Common Shares		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Issuance of Class A common stock to underwriter	200,000	$20	—	—	—	—	20
Net loss	—	—	—	—	—	(31,782)	(31,782)
Balance—December 31, 2021	200,000	$20	2,875,000	$288	$24,712	$(31,782)	$(6,762)

The accompanying notes are an integral part of the audited financial statements.

RF ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the period
	For the Twelve	January 11, 2021
	Months Ended	(inception) through
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net Income (loss)	$284,725	$(31,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Investments held in trust Account	(1,646,459)	—
Changes in operating assets and liabilities:
Prepaid expenses	(344,803)	—
Accounts payable and accrued expenses	(433,063)	659
Due to Sponsor	90,000	—
Income tax payable	303,890	—
Franchise tax payable	143,232	31,123
Net cash used in operating activities	$(1,602,478)	$—
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(116,150,000)	—
Trust Account Withdrawal	71,983	—
Net cash used in investing activities	$(116,078,017)	$—

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares to Sponsor	25,020	—
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000	—
Offering costs paid through IPO	(24,766)	—
Proceeds from sale of Private Placement Warrants	5,000,000	—
Net cash provided by financing activities	$117,700,254	$—

Net Change in Cash	19,759	—
Cash - Beginning of period	—	—
Cash - End of period	$19,759	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$346,861	$225,855
Offering costs included in due to sponsor	$30,995	$—
Deferred offering costs paid by Sponsor	$—	$355,184
Deferred offering costs paid by Underwriter in exchange for issuance of Class A common stock	$—	$20
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000
Accretion of Class A common stock subject to possible redemption	$13,387,011	$—

The accompanying notes are an integral part of the audited financial statements.

RF ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity for the period from January 11, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“the Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated (i) the sale of 4,050,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to RF Dynamic LLC (the “Sponsor”), generating gross proceeds of $4,050,000, which is described in Note 4, and (ii) the sale of 500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to EBC, generating gross proceeds of $500,000.

On March 30, 2022, the underwriter exercised their over-allotment option, resulting in an additional 1,500,000 Units issued for an aggregate amount of $15,000,000. In connection with the underwriter’s exercise of their over-allotment option, the Company also completed the private sale of an aggregate of (i) 400,500 Private Placement Warrants to the Company’s Sponsor, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $400,500, and (ii) 49,500 Private Placement Warrants to EBC, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $49,500.

Transaction costs amounted to $3,803,330, consisting of $2,300,000 of underwriting fees and $1,503,330 of other offering costs. In addition, at December 31, 2022, cash of $19,759 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

On March 22, 2023, the stockholders of record were provided the opportunity to exercise their redemption rights in connection with a Special Meeting. A total of 7,391,973 shares of Class A common stock were redeemed and $76,054,240 in redemption payments made in connection with the Special Meeting, leaving a total of 4,108,027 shares of Class A common stock outstanding and $42,266,506 in the Trust Account after redemptions.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes and excluding the amount of certain advisory fees payable to EBC) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

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

If the Company is unable to complete a Business Combination within the extended deadline of December 28, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern and Liquidity

At December 31, 2022, the Company had $19,759 of cash and negative working capital of $791,577, respectively.

The Company’s liquidity needs up to March 28, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 5). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since competed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes.

On March 27, 2023 we deposited $300,000 into the trust account in order to effect the extension of the Revised Extension Deadline which means, we must consummate our Business Combination, from March 28, 2023 to December 28, 2023, which is comprised of an initial three month extension and six subsequent one-month extensions, for a total of up to nine months, by depositing into the Trust Account (A) for the initial three (3) month extension, the lesser of (i) $300,000 or (ii) $0.12 for each Class A Common Stock not redeemed in connection with the extension, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $100,000 or (ii) $0.04 for each Class A Common Stock not redeemed in connection with the extension until December 28, 2023 in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”, the Company has until December 28, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by December 28, 2023 there will be a mandatory liquidation and subsequent dissolution.

The Company’s evaluation of its working capital, along with, the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

In February 2022, a military conflict started between Russia and Ukraine. The ongoing military conflict has provoked strong reactions from the United States, the UK, the European Union and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia. Further, the precise effects of the ongoing military conflict and these sanctions on the global economies remain uncertain as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these audited financial statements.

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”).

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $19,759 and $0 cash and cash equivalents as of December 31, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust consists solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income earned on investments in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At December 31, 2022 and December 31, 2021, the Company had $117,724,476 and $0 in the trust account respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for the payment of interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

At December 31, 2022, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(850,000)
Proceeds allocated to Rights	(6,920,000)
Total offering costs	(3,803,330)
Add:
Warrants issuance cost	94,647
Rights issuance cost	237,904
Accretion of carrying value to redemption value	13,387,011
Class A common stock subject to possible redemption	$117,146,232

Net Income (Loss) Per Share Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Basic income (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Consistent with FASB 480, common shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been included in the calculation of income (loss) per common share for the twelve months ended December 31, 2022, and for the period from January 11, 2021 (inception) to December 31, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income (loss) per share includes the incremental number of common shares to be issued to settle warrants and rights, as calculated using the treasury method. For the periods ending December 31, 2022 and December 31, 2021 the Company did not have any dilutive warrants, rights, securities or other contracts that could potentially, be exercised or converted into common shares. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for all periods presented. Potentially diluted Class B shares subject to forfeiture upon the underwriter’s non exercise of the over-allotment option were excluded from the calculation for the period up until March 30, 2022 when the underwriters exercised the over-allotment option and those 375,000 shares were no longer subject to forfeiture.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts) for the twelve months ended December 31, 2022, and for the period from January 11, 2021 (inception) through December 31, 2021:

			For the period from January 11,
	For the Twelve Months Ended		2021 (inception) through
	December 31, 2022		December 31, 2021
	Class A,	Class A and Class B,	Class A,	Class A and Class B,
	redeemable	Non-redeemable	redeemable	Non-redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net income (loss), as adjusted	$212,506	$72,219	$—	$(31,782)
Denominator:
Basic and diluted weighted average shares outstanding	8,782,192	2,984,589	—	2,700,000
Basic and diluted net income (loss) per common share	$0.02	$0.02	$—	$(0.01)

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor, insiders and EBC have purchased an aggregate of 4,550,000 Private Placement Warrants at a price of $1.00 per warrant (4,050,000 private warrants by the Sponsor and 500,000 private warrants by EBC), generating total proceeds of $4,550,000 to the Company. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share.

In connection with the underwriter’s election to exercise their over-allotment option on March 30, 2022, the Company completed the private sale of an aggregate of (i) 400,500 Private Placement Warrants to the Company’s Sponsor, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $400,500, and (ii) 49,500 Private Placement Warrants to EBC, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $49,500. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

As a result of the underwriter’s election to exercise their over-allotment option on March 30, 2022, 375,000 Founder Shares are no longer subject to forfeiture as of December 31, 2022.

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

Administrative Services Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Given the timing of the Company’s initial public offering, $90,000 has been recognized in connection with such services for the twelve months ended December 31, 2022.

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

Due to Sponsor

The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering. This amount is not interest bearing and due on demand by the Sponsor. As of December 31, 2022, $476,179 was due to Sponsor, of which $90,000 relates to office space, utilities and secretarial and administrative support provided by the Sponsor. As of December 31, 2021, $355,184 was due to Sponsor.

Promissory Note – Related Party

The sponsor has agreed to loan the Company up to $300,000 in the aggregate, to be used for a portion of the expenses of the Initial Public Offering. The loans will be non-interest bearing, unsecured and due at the earlier of September 30, 2022 or the closing of the Initial Public Offering. As of December 31, 2022 and December 31, 2021, the Company has not drawn down on the promissory note.

On March 13, 2023, Melvin Xeng Thou Ong agreed to loan the Sponsor an aggregate of up to $600,000 to be used for (i) extension payments in connection with the business combination, and (ii) working capital requirements (the “Director Promissory Note”). The Director Promissory Note bears no interest and matures on the earlier of: (i) December 28, 2023, or (ii) the date that the Company consummates an initial business combination. As of the date of this Annual Report, the Company has drawn down $220,000 on the Director Promissory Note.

On March 24, 2023, the Company and Sponsor entered into a promissory pursuant to which the Sponsor agreed to loan the Company the principal sum of $900,000 to cover the extension payments in connection with the Revised Extension Deadline (the “Extension Promissory Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) December 28, 2023, or (ii) the consummation of the Business Combination. As of the date of this Annual Report, the Company had drawn down on $300,000 of the promissory note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of December 31, 2022, the total amount due to Sponsor was $476,179, which was issued to cover working capital expenses. Subsequent to year end the Sponsor provided an additional $360,760 under the Working Capital Loan to cover working capital expenses.

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

EarlyBirdCapital, Inc. Founder Shares (“EBC Founder Shares”)

On April 12, 2021 the Company issued to EBC and or designees an aggregate of 200,000 shares of Class A common stock at a price of $0.0001 per share for a total consideration of $20. The Company accounts for the fair value of the EBC Founder shares over consideration paid as offering cost of the Initial Public Offering, with a corresponding credit to stockholder’s equity.

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

EBC (and/or its designees) has agreed not to transfer, assign or sell any such shares without the Company’s prior written consent until the completion of the Business Combination. In addition, EBC (and/or its designees) has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete the Business Combination within the Combination Period.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. On April 12, 2021, the Company issued to EBC and/or its designees an aggregate of 200,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022, and December 31, 2021, there were 200,000 shares of Class A common stock issued and outstanding, excluding 11,500,000 and 0, shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share, except that, prior to the completion of a Business Combination, only holders of the Company’s Class B common stock have the right to vote on the election of directors. On January 21, 2021, the Company issued 2,875,000 shares of Class B common stock to the Sponsor, including an aggregate of up to 375,000 shares of Class B common stock that are subject to forfeiture, to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the Sponsor will own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the private placement warrants and the EBC founder shares). On March 30, 2022, the underwriter exercised their over-allotment option to purchase an additional 1,500,000 Units at $10.00 per Unit. As a result, the Founder Shares were no longer subject to forfeiture. As of December 31, 2022, and December 31, 2021 there were 2,875,000 Class B common stock issued and outstanding.

The Class B common stock will convert into Class A common stock (i) at any time, from time to time, at the option of the holder, and (ii) automatically at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders and excluding the private placement warrants and the EBC founder shares), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, officers or directors.

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

NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. Accordingly, as of December 31, 2022, and December 31, 2021, 11,500,000 and 0 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and  December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$117,724,476	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period January 11, 2021 (inception) through December 31, 2021 and the period from January 1, 2022 through December 31, 2022.

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

NOTE 11. TAXES

		For the period from
	For the year ended	January 11, 2021 (inception)
	December 31, 2022	through December 31, 2021
Deferred tax assets:	—	—
Start-up costs	$180,281	$—
Total deferred tax assets	180,281	—
Valuation Allowance	(180,281)	—
Deferred tax asset, net of allowance	$—	$—

		For the period from
	For the year ended	January 11, 2021 (inception)
	December 31, 2022	through December 31, 2021
Federal	—	—
Current	$303,890	$—
Deferred	(180,281)	—
State and local	—	—
Current	—	—
Deferred	—	—
Change in valuation allowance	180,281	—
Income tax provision	$303,890	$—

As of December 31, 2022, the Company had no U.S. federal operating loss carryovers.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended December 31, 2022, the change in the valuation allowance was $180,281.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

For the Year
Ended
December 31,
2022
U.S. federal statutory rate	21.0%
Valuation allowance	30.6%
Income tax provision	51.6%

The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022, due to the valuation allowance recorded on the Company’s organizational costs. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, other than as described herein or below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 24, 2023 the Company held a special meeting of stockholders, at which time the holders properly elected to redeem an aggregate of 7,391,973 Class A Common Stock at a redemption price of approximately $10.29 per share, for an aggregate redemption amount of $76,054,240. Following the Redemption, $42,266,506 will remain in the RFAC trust account. At the special meeting the

Company’s stockholders approved the proposal to amend the Company’s amended and restated certificate of incorporation to give the Company the right to extend the date by which it has to consummate a business combination from March 28, 2023 to December 28, 2023, composed of an initial three-month extension and six subsequent one-month extensions, for a total of up to nine months after March 28, 2023.

On March 24, 2023, the Company and Sponsor entered into a promissory pursuant to which the Sponsor agreed to loan the Company the principal sum of $900,000 to cover the extension payments in connection with the Revised Extension Deadline. The promissory note was non-interest bearing and is payable on the earlier of (1) December 28, 2023, or (ii) the consummation of the Business Combination. As of the date of this Annual Report, the Company had drawn down on $300,000 of the promissory note.

On March 27, 2023, we deposited $300,000 into the trust account in order to effect the extension of the termination date, from March 28, 2023 to December 28, 2023 (the “Extension”), and may deposit an additional $600,000 into the trust account for a subsequent extension, from March 23, 2023 to December 28, 2023, that we may need to complete an initial business combination. Subsequent to year end the Sponsor provided an additional $360,760 under the Working Capital Loan to cover working capital expenses.