Form 10-Q
period 2023-03-31
RF Acquisition Corp.
filed 2023-05-26
CIK 1847607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-41584

RF ACQUISITION CORP

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

As of May 26, 2023, there were 4,308,027 of the registrant’s Class A Common Stock, par value $0.0001 per share, and 2,875,000 of the registrant’s Class B Common Stock, par value $0.0001 per share, issued and outstanding.

RF ACQUISITION CORP

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RF ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$162,564	$19,759
Prepaid expenses - current	276,703	283,400
Total Current Assets	439,267	303,159
Prepaid expenses – non-current	—	61,403
Investments held in Trust Account	119,069,559	117,724,476
TOTAL ASSETS	$119,508,826	$118,089,038
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY DEFICIT
Current liabilities
Accounts payable and accrued expenses	$676,428	$140,312
Franchise tax payable	50,000	174,355
Income tax payable	550,779	303,890
Note payable – related party	220,000	—
Stockholders redemption payable	76,054,240	—
Due to sponsor	866,929	476,179
Total Liabilities	78,418,376	1,094,736
Commitments and Contingencies (Note 6)
Class A common stocks, 11,500,000 shares subject to possible redemption at March 31, 2023 and December 31, 2022 (1)	42,314,540	117,146,232
Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issues and outstanding at March 31, 2023 and December 31, 2022	—	—
Class A Common Stock, $0.0001 par value; 380,000,000 shares authorized; 200,000 issued and outstanding (excluding 11,500,000 shares subject to redemption) at March 31, 2023 and December 31, 2022 (1)	20	20
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized, 2,875,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	288	288
Additional paid-in capital	—	—
Accumulated Deficit	(1,224,398)	(152,238)
Total Stockholders’ Deficit	(1,224,090)	(151,930)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$119,508,826	$118,089,038
(1)	Includes an aggregate of 7,391,973 Class A shares which were redeemed in connection with the Special Meeting held on March 24, 2023, subsequently settled on April 3, 2023.

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Formation costs and other operating expenses	$778,386	$—
Loss from operations	(778,386)	—
Other income (expense):
Interest income	1,226,659	1,096
Franchise tax expenses	(50,996)	(49,365)
Income (loss) before income taxes	397,277	(48,269)
Provision for income taxes	(246,889)	—
Net income (loss)	$150,388	$(48,269)
Weighted average shares outstanding of Class A common shares, redeemable	11,500,000	550,000
Basic and diluted net income (loss) per share, Class A common shares, redeemable	$0.01	$(0.02)
Weighted average shares outstanding, Class A and Class B common shares non-redeemable	3,075,000	2,504,167
Basic and diluted net income (loss) per share, Class A and Class B common shares, non-redeemable	$0.01	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Shares		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2022	200,000	$20	2,875,000	$288	$—	$(152,238)	$(151,930)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,222,548)	(1,222,548)
Net income for the period	—	—	—	—	—	150,388	150,388
Balance—March 31, 2023 (unaudited)	200,000	$20	2,875,000	$288	$—	$(1,224,398)	$(1,224,090)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Shares		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance—December 31, 2021	200,000	$20	2,875,000	$288	$24,712	$(31,782)	$(6,762)
Accretion of Class A common stock to redemption amount	—	—	—	—	(12,390,780)	—	(12,390,780)
Recoverable expenses paid	—	—	—	—	(24,766)	—	(24,766)
Costs related to issuance of EBC shares	—	—	—	—	519,415	—	519,415
Proceeds allocated to Public Warrants	—	—	—	—	850,000	—	850,000
Proceeds allocated to Rights	—	—	—	—	6,920,000	—	6,920,000
Warrants issuance costs	—	—	—	—	(94,647)	—	(94,647)
Rights issuance costs	—	—	—	—	(237,903)	—	(237,903)
Amount received on sale of private warrants	—	—	—	—	5,000,000	—	5,000,000
Net loss for the period	—	—	—	—	—	(48,269)	(48,269)
Balance—March 31, 2022 (unaudited)	200,000	$20	2,875,000	$288	$566,031	$(80,051)	$486,288

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$150,388	$(48,269)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on Investments held in trust Account	(1,226,659)	(1,096)
Changes in operating assets and liabilities:
Prepaid expenses	68,100	(545,000)
Accounts payable and accrued expenses	536,116	545,000
Due to sponsor	390,750	—
Income tax payable	246,889	—
Franchise tax payable	(124,355)	49,365
Net cash provided by operating activities	$41,229	$—
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(300,000)	(116,150,000)
Trust account withdrawal	181,576	—
Net cash used in investing activities	$(118,424)	$(116,150,000)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	220,000	—
Proceeds from sale of Units, net of underwriting discounts paid	—	112,700,000
Recoverable expenses paid	—	(24,766)
Proceeds from sale of Private Placement Warrants	—	5,000,000
Net cash provided by financing activities	$220,000	$117,675,234

Net Change in Cash	142,805	1,525,234
Cash – Beginning of period	19,759	—
Cash – End of period	$162,564	$1,525,234

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$346,861
Offering costs included in due to sponsor	$—	$30,995
Accretion of Class A common stock subject to possible redemption	$1,222,548	$12,390,780
Stockholders redemption payable	$76,054,240	$—

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

As of March 31, 2023, the Company had not yet commenced any operations. All activity for the period from January 11, 2021 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering (“the Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated (i) the sale of 4,050,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to RF Dynamic LLC (the “Sponsor”), generating gross proceeds of $4,050,000, which is described in Note 4 , and (ii) the sale of 500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to EBC, generating gross proceeds of $500,000.

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

Transaction costs amounted to $3,803,330, consisting of $2,300,000 of underwriting fees and $1,503,330 of other offering costs. In addition, at March 31, 2023, cash of $162,564 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

On March 24, 2023, a special meeting was held where the Company approved the Extension Amendment, extending the date by which the Company must consummate a business combination. In connection the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 7,391,973 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.29. Subsequent to March 31, 2023, a total of $76,054,240 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 4,108,027 shares of Class A common stock outstanding.

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

Going Concern and Liquidity

At March 31, 2023, the Company had $162,564 of cash and negative working capital of $1,924,869, respectively. The amounts included in shareholders redemption payable are not included in the working capital calculation as the Company can withdraw funds from the Trust Account to settle payment for the shares submitted for redemption.

The Company’s liquidity needs up to March 28, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 5). As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.

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

In March of 2023 the Company deposited $300,000 into the trust account in order to effect the extension of the Revised Extension Deadline which means, we must consummate our Business Combination, from March 28, 2023 to December 28, 2023, which is comprised of an initial three month extension and six subsequent one-month extensions, for a total of up to nine months, by depositing into the Trust Account (A) for the initial three (3) month extension, the lesser of (i) $300,000 or (ii) $0.12 for each Class A Common Stock not redeemed in connection with the extension, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $100,000 or (ii) $0.04 for each Class A Common Stock not redeemed in connection with the extension until December 28, 2023 in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”, the Company has until December 28, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by December 28, 2023, there will be a mandatory liquidation and subsequent dissolution.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on April 26, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At March 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $162,564 and $19,759 cash and cash equivalents as of March 31, 2023, and December 31, 2022, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust consists solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income earned on investments in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At March 31, 2023 and December 31, 2022, the Company had $119,069,559 and $117,724,476 in the trust account respectively. On April 3, 2023 a total of $76,054,240 in redemption payments were made from the Trust Account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for the payment of interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective income tax rate was 62.15% and 0% for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective tax rate differed from the statutory rate of 21% primarily due to transaction costs incurred after the brightline date and the valuation allowance on the company's organizational costs.

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

At March 31, 2023, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(850,000)
Proceeds allocated to Rights	(6,920,000)
Total offering costs	(3,803,330)
Add:
Warrants issuance cost	94,647
Rights issuance cost	237,904
Accretion of carrying value to redemption value	13,387,011
Class A common stock subject to possible redemption at December 31, 2022	$117,146,232
Less:
Stockholder redemption of 7,391,973 shares at redemption value	(76,054,240)
Add:
Accretion of carrying value to redemption value	1,222,548
Class A common stock subject to possible redemption at March 31, 2023	$42,314,540

Net Income (Loss) Per Share Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Basic income (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Consistent with FASB 480, common shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been included in the calculation of income (loss) per common share for the three months ended March 31, 2023, and March 31, 2022. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income (loss) per share includes the incremental number of common shares to be issued to settle warrants and rights, as calculated using the treasury method. For the three months ending March 31, 2023 and March 31, 2022 the Company did not have any dilutive warrants, rights, securities or other contracts that could potentially, be exercised or converted into common shares. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for all periods presented. Potentially diluted Class B shares subject to forfeiture upon the underwriter’s non exercise of the over-allotment option were excluded from the calculation for the period up until March 30, 2022 when the underwriters exercised the over-allotment option and those 375,000 shares were no longer subject to forfeiture.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts) for the three months ended March 31, 2023 and March 31, 2022:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2023		March 31, 2022
	Class A,	Class A and Class B,	Class A,	Class A and Class B,
	redeemable	Non-redeemable	redeemable	Non-redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net income (loss), as adjusted	$118,659	$31,729	$(8,692)	$(39,577)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	3,075,000	550,000	2,504,167
Basic and diluted net income (loss) per common share	$0.01	$0.01	$(0.02)	$(0.02)

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

For issued or modified warrants and rights that meet all of the criteria for equity classification, the warrants and rights are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and rights that do not meet all the criteria for equity classification, the warrants and rights are required to be treated as liabilities and recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants and rights are recognized as a non-cash gain or loss on the statements of operations.

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

As a result of the underwriter’s election to exercise their over-allotment option on March 30, 2022, 375,000 Founder Shares are no longer subject to forfeiture as of March 31, 2023.

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

Administrative Services Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Given the timing of the Company’s initial public offering, $30,000 has been recognized in connection with such services for the three months ended March 31, 2023.

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

Due to Sponsor

The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering. This amount is not interest bearing and due on demand by the Sponsor. As of March 31, 2023, $866,929 was due to Sponsor, of which $120,000 relates to office space, utilities and secretarial and administrative support provided by the Sponsor. As of December 31, 2022, $476,179 was due to the Sponsor, of which $90,000 relates to office space, utilities and secretarial and administrative support provided by the Sponsor. Subsequently on May 25, 2023 an additional $80,000 was provided by the Sponsor to cover working capital expenses.

Promissory Note – Related Party

The sponsor has agreed to loan the Company up to $300,000 in the aggregate, to be used for a portion of the expenses of the Initial Public Offering. The loans will be non-interest bearing, unsecured and due at the earlier of September 30, 2022 or the closing of the Initial Public Offering. As of March 31, 2023 and December 31, 2022 the Company has not drawn down on the promissory note.

On March 13, 2023, a Director of the Company, Melvin Xeng Thou Ong agreed to loan the Company an aggregate of up to $600,000 to be used for (i) extension payments in connection with the business combination, and (ii) working capital requirements (the “Director Promissory Note”). The Director Promissory Note bears no interest and matures on the earlier of: (i) December 28, 2023, or (ii) the date that the Company consummates an initial business combination. As of March 31, 2023, the Company has drawn down $220,000 on the Director Promissory Note. Subsequently on May 5, 2023 and May 22, 2023 additional amounts of $200,000 and $80,000, respectively, were drawn down on the Director Promissory Note.

On March 24, 2023, the Company and Sponsor entered into a promissory pursuant to which the Sponsor agreed to loan the Company the principal sum of $900,000 to cover the extension payments in connection with the Revised Extension Deadline (the “Extension Promissory Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) December 28, 2023, or (ii) the consummation of the Business Combination. As of March 31, 2023, the Company had not drawn on the promissory note.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. On April 12, 2021, the Company issued to EBC and/or its designees an aggregate of 200,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 200,000 shares of Class A common stock issued and outstanding, excluding 11,500,000 shares of Class A common stock subject to possible redemption. 11,500,000 shares include an aggregate of 7,391,973 Class A shares which were redeemed in connection with the Special Meeting held on March 24, 2023, subsequently settled on April 3, 2023.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share, except that, prior to the completion of a Business Combination, only holders of the Company’s Class B common stock have the right to vote on the election of directors. On January 21, 2021, the Company issued 2,875,000 shares of Class B common stock to the Sponsor, including an aggregate of up to 375,000 shares of Class B common stock that are subject to forfeiture, to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the Sponsor will own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the private placement warrants and the EBC founder shares). On March 30, 2022, the underwriter exercised their over-allotment option to purchase an additional 1,500,000 Units at $10.00 per Unit. As a result, the Founder Shares were no longer subject to forfeiture. As of March 31, 2023 and December 31, 2022, there were 2,875,000 Class B common stock issued and outstanding.

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

NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. Accordingly, as of March 31, 2023 and December 31, 2022, 11,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. 11,500,000 shares include an aggregate of 7,391,973 Class A shares which were redeemed in connection with the Special Meeting held on March 24, 2023, subsequently settled on April 3, 2023.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2023	December 31, 2022
Assets:
Investments held in Trust Account	1	$119,069,559	$117,724,476

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the three-month period ending March 31, 2023 and the period from January 1, 2022, through December 31, 2022.

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 24, 2023, a special meeting was held where the Company approved the Extension Amendment, extending the date by which the Company must consummate a business combination. In connection the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 7,391,973 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.29. Subsequent to March 31, 2023, a total of $76,054,240 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 4,108,027 shares of Class A common stock outstanding. In connection with this redemption the Company will be subject to 1% excise tax on the value of the redemption amount.

On May 5, 2023 and May 22, 2023 the Company made additional draw downs on the Director Promissory Note of $200,000 and $80,000, respectively. On May 25, 2023 the Company Sponsor provided an additional $80,000 to cover working capital expenses.

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

Results of Operations

Our only activities from January 11, 2021 (inception) through March 31, 2023, were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective Business Combination.

For the three months ended March 31, 2023, we had a net income of $150,388, which is comprised of $778,386 of formation and operating expenses, $1,226,659 interest income, $246,889 in income tax expenses and $50,996 in franchise tax expenses.

For the three months ended March 31, 2022, we had a net loss of $48,269, which is comprised of $1,096 of interest income from the Trust Account offset by franchise tax expenses of 49,365.

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

As of March 31, 2023, and December 31, 2022, we had $119,069,559 and $117,724,476 investments held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, and December 31, 2022, we had cash of $162,564 and $19,759 held outside of the Trust Account, respectively and had a working capital deficit of $1,924,869. The amounts included in shareholders redemption payable are not included in the working capital calculation as the Company can withdraw funds from the Trust Account to settle payment for the shares submitted for redemption. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. On March 24, 2023, a special meeting was held where the Company approved the Extension Amendment, extending the date by which the Company must consummate a business combination. In connection the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 7,391,973 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.29. Subsequent to March 31, 2023, a total of $76,054,240 in redemption payments were made in connection. Following the redemption, the Company had a total of 4,108,027 shares of Class A common stock outstanding.

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

Related Party Loans

The Sponsor agreed to loan the Company an aggregate of up to $300,000 in the aggregate, to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) September 30, 2022 or (ii) the closing of the Initial Public Offering. As of March 31, 2023, the Company has not drawn down on the promissory note.

On March 13, 2023, a Director of the Company, Melvin Xeng Thou Ong agreed to loan the Company an aggregate of up to $600,000 to be used for (i) extension payments in connection with the business combination, and (ii) working capital requirements (the “Director Promissory Note”). The Director Promissory Note bears no interest and matures on the earlier of: (i) December 28, 2023, or (ii) the date that the Company consummates an initial business combination. As of March 31, 2023, the Company has drawn down $220,000 on the Director Promissory Note. Subsequently on May 5, 2023 and May 22, 2023 additional amounts of $200,000 and $80,000, respectively,  were drawn down on the Director Promissory Note.

On March 24, 2023, the Company and Sponsor entered into a promissory pursuant to which the Sponsor agreed to loan the Company the principal sum of $900,000 to cover the extension payments in connection with the Revised Extension Deadline (the “Extension Promissory Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) December 28, 2023, or (ii) the consummation of the Business Combination. As of March 31, 2023, the Company had not drawn on the promissory note.

Due to Sponsor

The Sponsor has paid expenses on behalf of the Company, the amount is not interest bearing and due on demand by the Sponsor. As of March 31, 2023 and December 31, 2022 the total amount due to Sponsor was $866,929 and $476,179, respectively. Subsequently on May 25, 2023 an additional $80,000 was provided by the Sponsor to cover working capital expenses.

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

Contractual Obligations

Administrative Services Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s Business Combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Given the timing of the Company’s Initial Public Offering, $30,000 has been recognized in connection with such services for the three months ended March 31, 2023.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments.

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

ITEM 4. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Quarterly Report on Internal Controls over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in (i) our final prospectus for our Initial Public Offering filed with the SEC on March 24, 2022, and (ii) our annual report on Form 10-K filed with the SEC on April 26, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in (i) our final prospectus for our Initial Public Offering filed with the SEC on March 24, 2022 or (ii) our annual report on Form 10-K filed with the SEC on April 26, 2023, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

We consummated our Initial Public Offering from which we derived gross proceeds of approximately $116 million (inclusive of the full exercise of the underwriter’s over-allotment option on March 30, 2022), and incurred offering costs of $1,503,330, exclusive of $2.3 million of underwriting discount and $4.0 million in marketing fees. On March 24, 2023, a special meeting was held where the Company approved the Extension Amendment, extending the date by which the Company must consummate a business combination. In connection the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 7,391,973 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.29. Subsequent to March 31, 2023, a total of $76,054,240 in redemption payments were made in connection. Following the redemption, the Company had a total of 4,108,027 shares of Class A common stock outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF ACQUISITION CORP.

By:	/s/ Tse Meng Ng
Name:	Tse Meng Ng
Title:	Chief Executive Officer
Date:	May 26, 2023

By:	/s/ Han Hsiung Lim
Name:	Han Hsiung Lim
Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	May 26, 2023