Form 10-Q
period 2023-06-30
RF Acquisition Corp.
filed 2023-08-23
CIK 1847607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 22, 2023, there were 7,183,027 of the registrant’s Class A Common Stock, par value $0.0001 per share, and 0 of the registrant’s Class B Common Stock, par value $0.0001 per share, issued and outstanding.

RF ACQUISITION CORP

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	1

	Condensed Statements of Operations for the Three and Six Months ended June 30, 2023 (Unaudited) and June 30, 2022 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Six Months ended June 30, 2023 (Unaudited) and June 30, 2022 (Unaudited)	3

	Condensed Statements of Cash Flows for the Six Months ended June 30, 2023 (Unaudited) and June 30, 2022 (Unaudited)	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RF ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$285,476	$19,759
Prepaid expenses - current	204,316	283,400
Total Current Assets	489,792	303,159
Prepaid expenses – non-current	—	61,403
Investments held in Trust Account	43,217,846	117,724,476
TOTAL ASSETS	$43,707,638	$118,089,038
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$940,734	$140,312
Franchise tax payable	20,000	174,355
Income tax payable	340,998	303,890
Excise tax payable	760,542	—
Promissory note – related party	583,000	—
Due to sponsor	976,929	476,179
Total Liabilities	3,622,203	1,094,736
Commitments and Contingencies (Note 6)
Class A common stocks, 4,108,027 and 11,500,000 shares subject to possible redemption at June 30, 2023 and December 31, 2022, respectively	42,756,848	117,146,232
Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Class A Common Stock, $0.0001 par value; 380,000,000 shares authorized; 3,075,000 and 200,000 shares issued and outstanding (excluding 4,108,027 and 11,500,000 shares subject to redemption) at June 30, 2023 and December 31, 2022, respectively(1)	308	20
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 0 and 2,875,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively(1)	—	288
Additional paid-in capital	—	—
Accumulated Deficit	(2,671,721)	(152,238)
Total Stockholders’ Deficit	(2,671,413)	(151,930)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$43,707,638	$118,089,038

(1) On June 26, 2023 the Company converted all issued and outstanding shares of Class B Common Stock to Class A Common Stock on a one-for-one basis.

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Formation costs and other operating expenses	$586,781	$274,202	$1,365,167	$274,202
Loss from operations	(586,781)	(274,202)	(1,365,167)	(274,202)
Other income (expense):
Interest income	498,136	155,202	1,724,795	156,298
Franchise tax expenses	(50,000)	(50,000)	(100,996)	(99,365)
Tax underpayment penalty	(11,719)	—	(11,719)	—
Total other income, net	436,417	105,202	1,612,080	56,933
Income (loss) before income taxes	(150,364)	(169,000)	246,913	(217,269)
Provision for income taxes	(94,109)	—	(340,998)	—
Net income (loss)	$(244,473)	$(169,000)	$(94,085)	$(217,269)
Weighted average shares outstanding of Class A common shares, redeemable	4,351,718	11,500,000	7,906,113	5,955,801
Basic and diluted net income (loss) per share, Class A common shares, redeemable	$(0.03)	$(0.01)	$(0.01)	$(0.02)
Weighted average shares outstanding, Class A and Class B common shares, non-redeemable	3,075,000	3,075,000	3,075,000	2,890,608
Basic and diluted net income (loss) per share, Class A and Class B common shares, non-redeemable	$(0.03)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Shares		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2022	200,000	$20	2,875,000	$288	$—	$(152,238)	$(151,930)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,222,548)	(1,222,548)
Net income for the period	—	—	—	—	—	150,388	150,388
Balance—March 31, 2023 (unaudited)	200,000	$20	2,875,000	$288	$—	$(1,224,398)	$(1,224,090)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(442,308)	(442,308)
Net loss for the period	—	—	—	—	—	(244,473)	(244,473)
Excise tax on stockholder redemption	—	—	—	—	—	(760,542)	(760,542)
Conversion of Class B ordinary shares to Class A ordinary shares	2,875,000	288	(2,875,000)	(288)	—	—	—
Balance—June 30, 2023 (unaudited)	3,075,000	$308	—	$—	$—	$(2,671,721)	$(2,671,413)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Shares		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance—December 31, 2021	200,000	$20	2,875,000	$288	$24,712	$(31,782)	$(6,762)
Accretion of Class A common stock to redemption amount	—	—	—	—	(12,390,780)	—	(12,390,780)
Recoverable expenses paid	—	—	—	—	(24,766)	—	(24,766)
Costs related to issuance of EBC shares	—	—	—	—	519,415	—	519,415
Proceeds allocated to Public Warrants	—	—	—	—	850,000	—	850,000
Proceeds allocated to Rights	—	—	—	—	6,920,000	—	6,920,000
Warrants issuance costs	—	—	—	—	(94,647)	—	(94,647)
Rights issuance costs	—	—	—	—	(237,903)	—	(237,903)
Amount received on sale of private warrants	—	—	—	—	5,000,000	—	5,000,000
Net loss for the period	—	—	—	—	—	(48,269)	(48,269)
Balance—March 31, 2022 (unaudited)	200,000	$20	2,875,000	$288	$566,031	$(80,051)	$486,288
Proceeds from issuance of founder shares to Sponsor	—	—	—	—	25,020		25,020
Net loss for the period	—	—	—	—	—	(169,000)	(169,000)
Balance—June 30, 2022 (unaudited)	200,000	$20	2,875,000	$288	$591,051	$(249,051)	$342,308

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$(94,085)	$(217,269)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on Investments held in trust Account	(1,724,795)	(156,298)
Changes in operating assets and liabilities:
Prepaid expenses	140,487	(502,668)
Accounts payable and accrued expenses	800,422	(427,239)
Due to sponsor	60,000	30,000
Income tax payable	37,108	—
Franchise tax payable	(154,355)	68,131
Net cash provided by operating activities	$(935,218)	$(1,205,343)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(400,000)	(116,150,000)
Trust account withdrawal	76,054,240	53,034
Trust account withdrawal for tax payments	577,185	—
Net cash provided by (used in) investing activities	$76,231,425	$(116,096,966)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares to Sponsor		25,020
Proceeds from promissory note – related party	583,000	—
Proceeds from Sponsor for working capital	440,750	—
Proceeds from sale of Units, net of underwriting discounts paid	—	112,700,000
Recoverable expenses paid	—	(24,766)
Proceeds from sale of Private Placement Warrants	—	5,000,000
Payment to Redeeming Shareholders	(76,054,240)	—
Net cash provided by (used in) financing activities	$(75,030,490)	$117,700,254

Net Change in Cash	265,717	397,945
Cash – Beginning of period	19,759	—
Cash – End of period	$285,476	$397,945

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$346,861
Offering costs included in due to sponsor	$—	$30,995
Accretion of Class A common stock subject to possible redemption	$1,664,856	$—
Excise tax payable	760,542	—

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

As of June 30, 2023, the Company had not yet commenced any operations. All activity for the period from January 11, 2021 (inception) through June 30, 2023, relates to the Company’s formation and the initial public offering (“the Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $3,803,330, consisting of $2,300,000 of underwriting fees and $1,503,330 of other offering costs. In addition, at June 30, 2023, cash of $285,476 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

On March 24, 2023, a special meeting was held where the Company’s shareholders approved a proposal (the “Extension Amendment” or “Extension Amendment Proposal”) to amend the Company’s amended and restated certificate of incorporation  to give the Company the right to extend the date by which it has to consummate a business combination from March 28, 2023 to December 28, 2023, composed of an initial three-month extension and six subsequent one-month extensions, for a total of up to nine months after March 28, 2023, by depositing into the Trust Account (A) for the initial three-month extension, the lesser of (i) $300,000 or (ii) $0.12 for each share of the Company’s Class A Common Stock not redeemed in connection with the Charter Amendment Proposal, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $100,000 or (ii) $0.04 for each share of Class A Common Stock not redeemed in connection with the Extension Amendment Proposal, until December 28, 2023 in exchange for a noninterest bearing, unsecured promissory note payable upon consummation of a business combination. In connection therewith the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 7,391,973 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.29. On April 3, 2023, a total of $76,054,240 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 4,108,027 shares of Class A common stock outstanding.

Additionally, on June 26, 2023, the Company’s board of directors unanimously consented to the conversion of the Company’s shares of Class B common stock to shares of Class A common stock on a one-for one basis. On June 26, 2023, RF Dynamic LLC, the sole holder of Class B common stock, also consented to the conversion of the Company’s Class B Common Stock to shares of Class A common stock on a one-for-one basis.  On July 7, 2023, the Company instructed its transfer agent to initiate the conversion of the shares of Class B common stock to shares of Class A common stock. An aggregate of 2,875,000 shares of Class B common stock with a par value of $0.0001 per share was converted into 2,875,000 shares of Class A common stock with a par value of $0.0001.

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

Going Concern and Liquidity

At June 30, 2023, the Company had $285,476 of cash and negative working capital of $3,132,411, respectively.

The Company’s liquidity needs up to March 28, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 5). As of June 30, 2023, there were no amounts outstanding under any Working Capital Loans.

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

On March 27, 2023, the Company deposited $300,000 into the trust account in order to effect the first extension of the Revised Extension Deadline, which extended the deadline to consummate the Business Combination by an initial three months. Pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company has from March 28, 2023 to December 28, 2023 to consummate the Business Combination. This extension period is comprised of an initial three month extension and six subsequent one-month extensions, for a total of up to nine months, by depositing into the Trust Account (A) for the initial three (3) month extension, the lesser of (i) $300,000 or (ii) $0.12 for each Class A Common Stock not redeemed in connection with the extension, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $100,000 or (ii) $0.04 for each Class A Common Stock not redeemed in connection with the extension until December 28, 2023 in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination. In June of 2023, the Company deposited $100,000 into the trust account in order to effect the first subsequent one month extension. On July 27, 2023, the Company deposited $100,000 into the Trust Account in order to effect the second subsequent one month extension of the Revised Extension Deadline, which extended the deadline to consummate the Business Combination to August 28, 2023.

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

Risks and Uncertainties

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. On March 24, 2023, a special meeting was held where the Company approved the Extension Amendment, extending the date by which the Company must consummate a business combination. In connection the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 7,391,973 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.29. On April 3, 2023, a total of $76,054,240 in redemption payments were made in connection with this redemption. Following the redemption, the Company recorded $760,542 of excise tax expense and excise tax payable related to the redemption.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on April 26, 2023. The interim results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At June 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $285,476 and $19,759 cash and cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust consists solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income earned on investments in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. In April of 2023 the Company’s trust balance was moved to an interest-bearing bank deposit account. At June 30, 2023 and December 31, 2022, the Company had $43,217,846 and $117,724,476 in the trust account respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for the payment of interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective income tax rate was -62.59% and 131.85% for the three and six months ended June 30, 2023, respectively and 0.00% for the three and six months ended June 30, 2022. The Company’s effective tax rate differed from the statutory rate of 21% primarily due to transaction costs incurred after the brightline date and the valuation allowance on the company's organizational costs.

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

At June 30, 2023, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(850,000)
Proceeds allocated to Rights	(6,920,000)
Total offering costs	(3,803,330)
Add:
Warrants issuance cost	94,647
Rights issuance cost	237,904
Accretion of carrying value to redemption value	13,387,011
Class A common stock subject to possible redemption at December 31, 2022	$117,146,232
Less:
Stockholder redemption of 7,391,973 shares at redemption value	(76,054,240)
Add:
Accretion of carrying value to redemption value	1,664,856
Class A common stock subject to possible redemption at June 30, 2023	$42,756,848

Net Income (Loss) Per Share Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Basic income (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Consistent with FASB 480, common shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been included in the calculation of income (loss) per common share for the three and six months ended June 30, 2023 and June 30, 2022. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income (loss) per share includes the incremental number of common shares to be issued to settle warrants and rights, as calculated using the treasury method. For the three and six months ending June 30, 2023 and June 30, 2022 the Company did not have any dilutive warrants, rights, securities or other contracts that could potentially, be exercised or converted into common shares. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for all periods presented. Potentially diluted Class B shares subject to forfeiture upon the underwriter’s non exercise of the over-allotment option were excluded from the calculation for the period up until March 30, 2022 when the underwriters exercised the over-allotment option and those 375,000 shares were no longer subject to forfeiture.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts) for the three and six months ended June 30, 2023, and June 30, 2022:

	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30, 2023		June 30, 2023		June 30, 2022		June 30, 2022
	Class A,	Class A and Class B,	Class A,	Class A and Class B,	Class A,	Class A and Class B,	Class A,	Class A and Class B,
	redeemable	Non-redeemable	redeemable	Non-redeemable	redeemable	Non-redeemable	redeemable	Non-redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net income (loss), as adjusted	$(143,250)	$(101,223)	$(67,739)	$(26,346)	$(133,345)	$(35,655)	$(146,275)	$(70,994)
Denominator:
Basic and diluted weighted average shares outstanding	4,351,718	3,075,000	7,906,113	3,075,000	11,500,000	3,075,000	5,955,801	2,890,608
Basic and diluted net income (loss) per common share	$(0.03)	$(0.03)	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.02)

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

As a result of the underwriter’s election to exercise their over-allotment option on March 30, 2022, 375,000 Founder Shares are no longer subject to forfeiture as of June 30, 2023.

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

Administrative Services Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the six months ended June 30, 2023 and 2022, the company recognized $60,000 and $30,000 in connection with such services, respectively.

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

Due to Sponsor

The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering. This amount is not interest bearing and due on demand by the Sponsor. As of June 30, 2023, $976,929 was due to Sponsor, of which $150,000 relates to office space, utilities and secretarial and administrative support provided by the Sponsor the remaining was used for working capital expenses. As of December 31, 2022, $476,179 was due to the Sponsor, of which $90,000 relates to office space, utilities and secretarial and administrative support provided by the Sponsor the remaining was used for working capital expenses. Subsequently on July 25, 2023 an additional $85,000 was provided by the Sponsor to cover working capital expenses.

Promissory Note – Related Party

The sponsor has agreed to loan the Company up to $300,000 in the aggregate, to be used for a portion of the expenses of the Initial Public Offering. The loans will be non-interest bearing, unsecured and due at the earlier of September 30, 2022 or the closing of the Initial Public Offering. As of June 30, 2023 and December 31, 2022 the Company has not drawn down on the promissory note.

On March 13, 2023, a Director of the Company, Melvin Xeng Thou Ong agreed to loan the Company an aggregate of up to $600,000 to be used for (i) extension payments in connection with the business combination, and (ii) working capital requirements (the “Director Promissory Note”). On June 24, 2023, the Director Promissory note was amended and restated to increase the principal amount of the note to $1,200,000. The Director Promissory Note bears no interest and matures on the later of: (i) December 28, 2023, or (ii) the date that the Company consummates an initial business combination. As of June 30, 2023, the Company has drawn down $583,000 on the Director Promissory Note. Subsequently on July 26, 2023 an additional amount of $140,000 was drawn down on the Director Promissory Note.

On March 24, 2023, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $900,000 to cover the extension payments in connection with the Revised Extension Deadline (the “Extension Promissory Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) December 28, 2023, or (ii) the consummation of the Business Combination. As of June 30, 2023, the Company had not drawn on the promissory note.

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

Business Combination Marketing Agreement

On March 23, 2022, the Company engaged EBC as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of Initial Public Offering.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. On April 12, 2021, the Company issued to EBC and/or its designees an aggregate of 200,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there was 3,075,000 and 200,000 shares of Class A common stock issued and outstanding, excluding 4,108,027 shares of Class A common stock subject to possible redemption.

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

On June 26, 2023, the Company's board of directors unanimously consented to the conversion of the Company's shares of Class B common stock to shares of Class A common stock on a one-for one basis. On June 26, 2023, RF Dynamic LLC, the sole holder of Class B common stock, also consented to the conversion of the Company's Class B Common Stock to shares of Class A common stock on a one-for-one basis. On July 7, 2023, the Company instructed its transfer agent to initiate the conversion of the shares of Class B common stock to shares of Class A common stock. An aggregate of 2,875,000 shares of Class B common stock with a par value of $0.0001 per share was converted into 2,875,000 shares of Class A common stock with a par value of $0.0001. As of June 30, 2023 and December 31, 2022, there were 0 and 2,875,000 Class B common stock issued and outstanding.

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

NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. Accordingly, as of June 30, 2023 and December 31, 2022, 4,108,027 and 11,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2023	December 31, 2022
Assets:
Investments held in Trust Account	1	$43,217,846	$117,724,476

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the six month period ending June 30, 2023 and the period from January 1, 2022, through December 31, 2022.

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except for the following.

On July 25, 2023 the Company Sponsor provided an additional $85,000 to cover working capital expenses. On July 26, 2023 the Company made additional draw down on the Director Promissory Note of $140,000.

On July 27, 2023 the Company deposited $100,000 into the trust account in order to effect the second subsequent one month extension of the Revised Extension Deadline, which extended the deadline to consummate the Business Combination to August 28, 2023.

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

Results of Operations

Our only activities from January 11, 2021 (inception) through June 30, 2023, were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective Business Combination.

For the three months ended June 30, 2023, we had a net loss of $244,473, which is comprised of $586,781 of formation and operating expenses, $498,136 interest income, $94,109 in income tax expenses, $50,000 in franchise tax expenses and $11,719 of tax underpayment expense.

For the three months ended June 30, 2022, we had a net loss of $169,000, which is comprised of $274,202 of formation and operating expenses, $155,202 interest income and $50,000 in franchise tax expenses.

For the six months ended June 30, 2023, we had a net loss of $94,085, which is comprised of $1,365,167 of formation and operating expenses, $1,724,795 interest income, $340,998 in income tax expenses, $100,996 in franchise tax expenses and $11,719 of tax underpayment expense.

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

As of June 30, 2023 and December 31, 2022, we had $43,217,846 and $117,724,476 investments held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of June 30, 2023 and December 31, 2022, we had cash of $285,476 and $19,759 held outside of the Trust Account, respectively and had a working capital deficit of $3,132,411. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. On March 24, 2023, a special meeting was held where the Company approved the Extension Amendment, extending the date by which the Company must consummate a business combination to December 28, 2023. In connection the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 7,391,973 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.29. On April 3, 2023, a total of $76,054,240 in redemption payments were made in connection. Following the redemption, the Company had a total of 4,108,027 shares of Class A common stock outstanding. Following the redemption, the Company recorded $760,542 of excise tax expense and excise tax payable related to the redemption.

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

Related Party Loans

The Sponsor agreed to loan the Company an aggregate of up to $300,000 in the aggregate, to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) September 30, 2022 or (ii) the closing of the Initial Public Offering. As of June 30, 2023, and December 31, 2022, the Company has not drawn down on the Note.

On March 13, 2023, a Director of the Company, Melvin Xeng Thou Ong agreed to loan the Company an aggregate of up to $600,000 to be used for (i) extension payments in connection with the business combination, and (ii) working capital requirements (the “Director Promissory Note”). On June 24, 2023, the Director Promissory note was amended and restated to increase the principal amount of the note to $1,200,000. The Director Promissory Note bears no interest and matures on the later of: (i) December 28, 2023, or (ii) the date that the Company consummates an initial business combination. As of June 30, 2023, the Company has drawn down $583,000 on the Director Promissory Note.  Subsequently on July 26, 2023 an additional amount of $140,000 was drawn down on the Director Promissory Note.

On March 24, 2023, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $900,000 to cover the extension payments in connection with the Revised Extension Deadline (the “Extension Promissory Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) December 28, 2023, or (ii) the consummation of the Business Combination. As of June 30, 2023, the Company had not drawn on the promissory note.

Due to Sponsor

The Sponsor has paid expenses on behalf of the Company, the amount is not interest bearing and due on demand by the Sponsor. As of June 30, 2023 and December 31, 2022, the total amount due to Sponsor was $976,929 and $476,179, respectively. Subsequently on July 25, 2023 an additional $85,000 was provided by the Sponsor to cover working capital expenses.

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

Contractual Obligations

Administrative Services Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s Business Combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the six months ended June 30, 2023 and 2022, the company recognized $60,000 and $30,000 in connection with such services, respectively.

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

Business Combination Marketing Agreement

On March 23, 2022, the Company engaged EBC as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of Initial Public Offering.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We consummated our Initial Public Offering from which we derived gross proceeds of approximately $116 million (inclusive of the full exercise of the underwriter’s over-allotment option on March 30, 2022), and incurred offering costs of $1,503,330, exclusive of $2.3 million of underwriting discount and $4.0 million in marketing fees. On March 24, 2023, a special meeting was held where the Company approved the Extension Amendment, extending the date by which the Company must consummate a business combination. In connection the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 7,391,973 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.29. On April 3, 2023 a total of $76,054,240 in redemption payments were made in connection. Following the redemption, the Company had a total of 4,108,027 shares of Class A common stock outstanding.

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

RF ACQUISITION CORP.

By:	/s/ Tse Meng Ng
Name:	Tse Meng Ng
Title:	Chief Executive Officer
Date:	August 22, 2023

By:	/s/ Han Hsiung Lim
Name:	Han Hsiung Lim
Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	August 22, 2023