Form 10-K
period 2023-12-31
RF Acquisition Corp.
filed 2024-04-25
CIK 1847607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐;

The aggregate market value of the registrant’s Class A Common Stock outstanding at June 30, 2023, other than shares of common stock held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Common Stock on such date, as reported by the Nasdaq Stock Market LLC, was $74,990,802.

As of April 25, 2024, there were 5,819,649 of the registrant’s Class A Common Stock, par value $0.0001 per share, and 0 of the registrant’s Class B Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DEFINED TERMS

Unless otherwise stated in this annual report on Form 10-K for the year ended December 31, 2023 (this “Form 10-K”), references to:

●	“Charter” means the Amended and Restated Certificate of Incorporation of RF Acquisition Corp prior to the Special Meeting, and the Second Amended and Restated Certificate of Incorporation of RF Acquisition Corp after the Special Meeting.
●	“RF Acquisition,” “RFAC,” “we,” “us,” “Company” or “our Company” are to RF Acquisition Corp., a Delaware corporation;
●	“Common Stock,” are to shares of common stock, par value $0.0001 per share, of RFAC
●	“Founder Shares” are to shares of Class B Common Stock initially purchased by our sponsor in a private placement prior to our Initial Public Offering and the shares of Class A Common Stock that will be issued upon the automatic conversion of the shares of Class B Common Stock at the time of our Business Combination as described herein;
●	“Class A Common Stock” means the Class A Common Stock, par value $0.0001 per share, of RFAC;
●	“Class B Common Stock” means the Class B Common Stock, par value $0.0001 per share, of RFAC;
●	“EarlyBirdCapital” is EarlyBirdCapital, Inc., the underwriter in our initial public offering.
●	“EBC Founder Shares” are to shares of Class A Common Stock that were issued to EarlyBirdCapital at $0.0001 per share.
●	“Initial Stockholders” are to holders of our founder shares prior to our initial public offering;
●	“Insiders” are the officers, directors, advisors, and Initial Stockholders in the Company;
●	“Rights” means, collectively, the rights, each of which is exchangeable into one-tenth of one share of Class A Common Stock of RFAC, which were sold as part of the Units to the public stockholders;
●	“Units” means a unit consisting of one share of Class A Common Stock, one redeemable Warrant and one Right;
●	“Management” or our “Management Team” are to our executive officers and directors;
●	“Public Shares” are to shares of our Class A Common Stock initially sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“Public Stockholders” are to the holders of our public shares, including our Initial Stockholders and management team to the extent they purchased public shares;
●	“Public Warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);
●	“Private Placement Warrants” are to the warrants issued to our Sponsor, Insiders, and EarlyBirdCapital each in a private placement simultaneously with the closing of our initial public offering
●	“Sponsor” is to RF Dynamic LLC, a Delaware limited liability company; and
●	“Warrants” are to our Public Warrants and Private Placement Warrants.
●	“Business Combination” means a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
●	“Revised Extension Deadline” means the extended deadline (Extension #1), as approved by the stockholders at the Special Meeting, by which we must consummate our Business Combination, from March 28, 2023 to December 28, 2023, which is comprised of an initial three month extension and six subsequent one-month extensions, for a total of up to nine months, by depositing into the Trust Account (A) for the initial three (3) month extension, the lesser of (i) $300,000 or (ii) $0.12 for each Class A Common Stock not redeemed in connection with the extension, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $100,000 or (ii) $0.04 for each Class A Common Stock not redeemed in connection with the extension until December 28, 2023 in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination. Subsequently, on December 20, 2023, the stockholders approved a second extension which extended the “Revised Extension Deadline” from December 28, 2023 to September 28, 2024. This extension (Extension #2) is comprised of an initial three month extension and six subsequent one-month extensions, for a total of up to nine months, by depositing into the Trust Account (A) for the initial three (3) month extension, the lesser of (i) $225,000 or (ii) $0.09 for each Class A Common Stock not redeemed in connection with the extension, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $75,000 or (ii) $0.03 for each Class A Common Stock not redeemed in connection with the extension until September 28, 2024 in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination.
●	“Special Meeting” means the special meeting of stockholders of RF Acquisition Corp. held on March 24, 2023 and December 20, 2023, as applicable.
●	“Combination Period” means the period to consummate the initial business combination.

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

The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. As of December 31, 2023 the Company had not yet commenced any operations. All activities for the period from January 11, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or the “Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company selected December 31 as its fiscal year end.

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

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the Revised Extension Deadline. In the event the Company decides to exercise the extension options under the Revised Extension Deadline, investors will not have voting rights nor redemption rights in connection with such additional one-month extensions.

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

We expect that all remaining costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded with the proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. As of December 31, 2023, proceeds held outside the Trust Account was $188,235. However, if those funds are not sufficient to cover the remaining costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those remaining costs and expenses.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any Right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the Underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2023, we have access to $188,235 from the proceeds of our Initial Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). If we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only if we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Recent Developments

On March 13, 2023, a Director of the Company, Melvin Xeng Thou Ong agreed to loan the Sponsor an aggregate of up to $600,000 to be used for (i) extension payments in connection with the business combination, and (ii) working capital requirements (the “Director Promissory Note”). On June 24, 2023, the Director Promissory Note was amended and restated to increase the principal amount of the note to $1,200,000. The Director Promissory Note bears no interest and matures on the later of: (i) December 28, 2023, or (ii) the date that the Company consummates an initial business combination.

On March 24, 2023, a special meeting was held where the Company’s stockholders approved a proposal (the “Extension Amendment” or “Extension Amendment Proposal”) to amend the Company’s amended and restated certificate of incorporation to give the Company the right to extend the date by which it has to consummate a business combination from March 28, 2023 to December 28, 2023, composed of an initial three-month extension and six subsequent one-month extensions, for a total of up to nine months after March 28, 2023, by depositing into the Trust Account (A) for the initial three-month extension, the lesser of (i) $300,000 or (ii) $0.12 for each share of the Company’s Class A Common Stock not redeemed in connection with the Charter Amendment Proposal, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $100,000 or (ii) $0.04 for each share of Class A Common Stock not redeemed in connection with the Extension Amendment Proposal, until December 28, 2023 in exchange for a noninterest bearing, unsecured promissory note payable upon consummation of a business combination. In connection therewith the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 7,391,973 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.29. On April 3, 2023, a total of $76,054,240 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 4,308,027 shares of Class A common stock outstanding.

Also on March 24, 2023, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $900,000 to cover the extension payments in connection with the Revised Extension Deadline

(the “Extension Promissory Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) December 28, 2023, or (ii) the consummation of the Business Combination.

On June 26, 2023, the Company’s board of directors unanimously consented to the conversion of the Company’s shares of Class B common stock to shares of Class A common stock on a one-for one basis. On June 26, 2023, RF Dynamic LLC, the sole holder of Class B common stock, also consented to the conversion of the Company’s Class B Common Stock to shares of Class A common stock on a one-for-one basis. On July 7, 2023, the Company instructed its transfer agent to initiate the conversion of the shares of Class B common stock to shares of Class A common stock. An aggregate of 2,875,000 shares of Class B common stock with a par value of $0.0001 per share was converted into 2,875,000 shares of Class A common stock with a par value of $0.0001. Following, the Company had a total of 7,183,027 shares of Class A common stock outstanding.

On October 18, 2023, the Company entered into an agreement and plan of merger (as amended by the First Amendment, dated as of December 1, 2023, the Second Amendment, dated as of December 15, 2023, and the Third Amendment, dated as of January 31, 2024, the “Merger Agreement”) with GCL Global Holdings Ltd, a Cayman Islands exempted company limited by shares, Grand Centrex Limited, a British Virgin Islands business company, GCL Global Limited, a Cayman Islands exempted company limited by shares, and, for the limited purposes set forth therein, RF Dynamic LLC, a Delaware limited liability company.

On December 20, 2023, a special meeting was held where the Company’s stockholders approved (i) a proposal to amend the Company’s second amended and restated certificate of incorporation to give the Company the right to extend the date by which it has to consummate a business combination from December 28, 2023 to September 28, 2024, composed of an initial three-month extension and six subsequent one-month extensions, for a total of up to nine months after December 28, 2023, by depositing into the Trust Account (A) for the initial three-month extension, the lesser of (i) $225,000 or (ii) $0.09 for each share of the Company’s Class A common stock not redeemed in connection with the proposal, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $75,000 or (ii) $0.03 for each share of Class A common stock not redeemed in connection with the proposal, until September 28, 2024 in exchange for a non-interest-bearing, unsecured promissory note payable upon consummation of a business combination, and (ii) a proposal to remove the net tangible asset requirement in order to expand the methods that the Company may employ so as to not become subject to the “penny stock” rules of the United States Securities and Exchange Commission. At the special meeting the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 1,363,378 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.72. On December 26, 2023, a total of $14,619,421 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 5,819,649 shares of Class A common stock outstanding. On December 26, 2023, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $675,000 to cover the extension payments in connection with the updated Revised Extension Deadline (the “Extension Promissory Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) September 28, 2024, or (ii) the consummation of the Business Combination. Also on December 28, 2023, the Sponsor deposited into the Trust Account $225,000 for the initial three-month extension.

On February 17, 2024, the Director Promissory Note was amended and restated to increase the principal amount of the note to $2,000,000. The Director Promissory Note bears no interest and matures on the later of: (i) December 28, 2024, or (ii) the date that the Company consummates an initial business combination.

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

The Company has exercised extensions in connection with the consummation of the Business Combination. In the event the Company decides to further extend the period of time to consummate the Business Combination, as approved by the Company’s stockholders at the special meetings held on March 24, 2023 and December 20, 2023, investors will have no voting rights and no redemption rights in connection with such extensions.

Pursuant to the terms of the Charter, the Company was granted the right to extend the date by which it has to consummate a Business Combination from March 28, 2023 to December 28, 2023 (the “Revised Extension Deadline”), composed of an initial three-month extension and six subsequent one-month extensions, for a total of up to nine months after March 28, 2023, by depositing into the Trust Account (A) for the initial three-month extension, the lesser of (i) $300,000 or (ii) $0.12 for each share of the Company’s Class A Common Stock not redeemed in connection with the Charter Amendment Proposal, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $100,000 or (ii) $0.04 for each share of Class A Common Stock not redeemed in connection with the Charter Amendment Proposal, until December 28, 2023 in exchange for a noninterest bearing, unsecured promissory note payable upon consummation of a Business Combination. On March 27, 2023, the Company exercised the first of seven potential extensions by depositing $300,000 into the Trust Account. The company also exercised all six one-month extensions by depositing $100,000 monthly into the Trust Account.

On December 28, 2023, The company was granted the right to extend the date by which it has to consummate a Business Combination from December 28, 2023 to September 28, 2024 (the “Revised Extension Deadline”), composed of an initial three-month extension and six subsequent one-month extensions, for a total of up to nine months after September 28, 2024, by depositing into the Trust Account (A) for the initial three-month extension, the lesser of (i) $225,000 or (ii) $0.09 for each share of the Company’s Class A Common Stock not redeemed in connection with the Charter Amendment Proposal, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $75,000 or (ii) $0.03 for each share of Class A Common Stock not redeemed in connection with the Charter Amendment Proposal, until December 28, 2023 in exchange for a noninterest bearing, unsecured promissory note payable upon consummation of a Business Combination. On December 28, 2023, the Company exercised the first of seven potential extensions by depositing $225,000 into the Trust Account. If the Company exercises the additional extension options (i) the Company may redeem 100% of the Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, subject to applicable law and certain conditions as further described herein; and (ii) investors will have no voting rights and no redemption rights in connection with the additional six one-month extensions. As of April 25, 2024, there are 5,819,649 Class A Common Stock outstanding. The total amount in the Trust Account as of December 31, 2023 is $29,718,024.

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

As of April 25, 2024, our Initial Stockholders own 49.4% of our outstanding common stock. Our Initial Stockholders and Management Team may from time to time purchase Class A Common Stock prior to our Business Combination. Our Charter provides that, if we seek stockholder approval of a Business Combination, such Business Combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the Founder Shares. As a result, in addition to our Initial Stockholders’ Founder Shares, and EBC Founder Shares, we would need no shares Public Shares sold in our Initial Public Offering to be voted in favor of a Business Combination in order to have our Business Combination approved. Accordingly, if we seek stockholder approval of our Business Combination, the agreement by our Initial Stockholders and Management Team to vote in favor of our Business Combination will increase the likelihood that we will receive the requisite stockholder approval for such Business Combination.

The ability of our Public Stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with minimum cash requirements for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many Public Stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would make us unable to satisfy a minimum cash condition as described above, we may not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

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

The proceeds held in the Trust Account will be invested in an interest-bearing demand deposit account and U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. While short-term U.S. treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may use to pay our taxes, if any) would be reduced. In the event that we are unable to complete our Business Combination, our Public Stockholders are entitled to receive their pro-rata share of the proceeds then held in the Trust Account, plus any interest income (less up to $100,000 of interest to pay dissolution expenses). If the balance of the Trust Account is reduced below $27,720,955 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our Public Stockholders may be reduced below $10.10 per share.

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

The net proceeds of our Initial Public Offering originally left $990,000 available to us outside the Trust Account to fund our working capital requirements. As of December 31, 2023, we had $188,235 available to us outside of the Trust Account. If we are required to seek even more additional capital, we would need to borrow funds from our Sponsor, Management Team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our Management Team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. Prior to the completion of our Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our Public Stockholders may only receive an estimated $10.10 per share, or possibly less, on our redemption of our Public Shares, and our Warrants and Rights will expire worthless.

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

Our Charter authorizes the issuance of up to 380,000,000 shares of Class A Common Stock, par value $0.0001 per share, 20,000,000 shares of Class B Common Stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of April 25, 2024, there are 2,744,649 Class A Common Stock outstanding and 3,075,000 non-redeemable Class A Common Stock outstanding. The Class B Common Stock was converted into Class A Common Stock at a one-for-one ratio but subject to adjustment as set forth herein and in our Charter. There are currently no shares of Class B Common Stock or preferred stock issued and outstanding.

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

The Founder Shares were converted into shares of Class A Common Stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. If additional shares of Class A Common Stock or equity-linked securities are issued or deemed issued in connection with our Business Combination, the number of shares of Class A Common Stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A Common Stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A Common Stock by Public Stockholders and without giving effect to the Private Placements and the EBC Founder Shares), including the total number of shares of Class A Common Stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or Rights issued or deemed issued, by the company in connection with or in relation to the consummation of the Business Combination, excluding any shares of Class A Common Stock or equity-linked securities or Rights exercisable for or convertible into shares of Class A Common Stock issued, or to be issued, to any seller in the Business Combination, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the Initial Stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our Business Combination.

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

The financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is a Special Purpose Acquisition Company that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before April 28, 2024, or by making certain extension deposits into the Company's Trust Account, extend the business combination deadline by an additional five months through September 28, 2024. The Company entered into an agreement and plan of merger with a business combination target on October 18, 2023; however, the completion of this transaction is subject to the approval of the Company's stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to September 28, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after September 24, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

As of December 31, 2022, of the net proceeds from our Initial Public Offering and the Private Placements, $117,724,476 was available to complete our Business Combination and pay related fees and expenses. On March 24, 2023, the stockholders of record were provided the opportunity to exercise their redemption rights in connection with a Special Meeting. A total of 7,391,973 shares of Class A common stock were redeemed and $76,054,240 in redemption payments made in connection with the Special Meeting. On December 20, 2023, the stockholders of record were provided with the opportunity to exercise their redemption rights. A total of 1,363,378 shares of Class A stock were redeemed and $14,619,421 in redemption payments made, leaving a total of 2,744,649 shares of Class A common stock outstanding and $29,430,708 in the Trust Account after redemptions.

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

Our Charter does not provide a specified maximum redemption threshold. In addition, our proposed Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only if we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are a Special Purpose Acquisition Company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

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

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)Market Information

Our Units, Class A Common Stock, Warrants, and Rights trade on The Nasdaq Global Market under the symbols “RFACU,” “RFAC,” “RFACW,” and “RFACR” respectively.

(b)Holders

As of April 25, 2024, there are 5,819,649 Class A Common Stock outstanding. There were also 1 holder of record of our Units, 4 holders of record of our Public Shares, 3 holders of record of our Warrants, 3 holders of record of our Rights, 1 holder of record of our Founder Shares, and 1 holder of record of our Private Placement Warrants.

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

We consummated our Initial Public Offering from which we derived gross proceeds of approximately $116 million (inclusive of the full exercise of the underwriter’s over-allotment option on March 30, 2022), and incurred offering costs of $1,503,330, exclusive of $2.3 million of underwriting discount and $4.0 million in marketing fees. On March 24, 2023, the stockholders of record were provided the opportunity to exercise their redemption rights in connection with a Special Meeting. A total of 7,391,973 shares of Class A common stock were redeemed and $76,054,240 in redemption payments made in connection with the Special Meeting. On December 20, 2023, the stockholders of record were provided with the opportunity to exercise their redemption rights. A total of 1,363,378 shares of Class A stock were redeemed and $14,619,421 in redemption payments made, leaving a total of 5,819,649 shares of Class A common stock outstanding and $29,430,708 in the Trust Account after redemptions.

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

Results of Operations

Our only activities from January 11, 2021 (inception) through December 31, 2023, were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective Business Combination.

For the twelve months ended December 31, 2023, we had a net loss of $565,418, which is comprised of $2,620,882 of formation and operating expenses, $2,822,256 interest income, $550,465 in income tax expenses, $15,331 in tax underpayment penalty and $200,996 in franchise tax expenses. For the twelve months ended December 31, 2022, we had a net income of $284,725, which is comprised of $858,479 of formation and operating expenses, $1,646,459 interest income, $303,890 in income tax expenses and $199,365 in franchise tax expenses.

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

As of December 31, 2023 and December 31, 2022, we had $29,718,024 and $117,724,476 investments held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of December 31, 2023 and December 31, 2022, we had cash of $188,235 and $19,759 held outside of the Trust Account, respectively and had a working capital deficit of $4,869,537 and $791,577. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. On March 24, 2023, the stockholders of record were provided the opportunity to exercise their redemption rights in connection with a Special Meeting. A total of 7,391,973 shares of Class A common stock were redeemed and $76,054,240 in redemption payments made in connection with the Special Meeting. On December 20, 2023, the stockholders of record were provided with the opportunity to exercise their redemption rights. A total of 1,363,378 shares of Class A stock were redeemed and $14,619,421 in redemption payments made, leaving a total of 2,744,649 shares of Class A common stock outstanding and $29,430,708 in the Trust Account after redemptions.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until September 28, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by the Revised Extension Deadline, and the Company decides not to further extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On June 26, 2023, the Company’s board of directors unanimously consented to the conversion of the Company’s shares of Class B common stock to shares of Class A common stock on a one-for one basis. On June 26, 2023, RF Dynamic LLC, the sole holder of Class B common stock, also consented to the conversion of the Company’s Class B Common Stock to shares of Class A common stock on a one-for-one basis. On July 7, 2023, the Company instructed its transfer agent to initiate the conversion of the shares of Class B common stock to shares of Class A common stock. An aggregate of 2,875,000 shares of Class B common stock with a par value of $0.0001 per share was converted into 2,875,000 shares of Class A common stock with a par value of $0.0001. Following, the Company had a total of 5,819,649 shares of Class A common stock outstanding.

Related Party Loans

The Sponsor agreed to loan the Company an aggregate of up to $300,000 in the aggregate, to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) September 30, 2022 or (ii) the closing of the Initial Public Offering. As of December 31, 2023, the Company has not drawn down on the promissory note. On March 13, 2023, a Director of the Company, Melvin Xeng Thou Ong agreed to loan the Sponsor an aggregate of up to $600,000 to be used for (i) extension payments in connection with the business combination, and (ii) working capital requirements (the “Director Promissory Note”). On June 24, 2023, the Director Promissory note was amended and restated to increase the principal amount of the note to $1,200,000. The Director Promissory Note bears no interest and matures on the later of: (i) December 28, 2023, or (ii) the date that the Company consummates an initial business combination. As of December 31, 2023, the Company has drawn down $1,202,992 on the Director Promissory Note. On February 17, 2024, the Director Promissory Note was amended and restated to increase the principal amount of the note to $2,000,000.

On March 24, 2023, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $900,000 to cover the extension payments in connection with the Revised Extension Deadline (the “Extension Promissory Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) December 28, 2023, or (ii) the consummation of the Business Combination. As of December 31, 2023, the Company had not drawn on the promissory note.

On December 26, 2023, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $675,000 to cover the extension payments in connection with the updated Revised Extension

Deadline (the “Extension Promissory Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) September 28, 2024, or (ii) the consummation of the Business Combination. As of December 31, 2023, the Company had not drawn on the promissory note.

Due to Sponsor

The Sponsor has paid expenses on behalf of the Company, the amount is not interest bearing and due on demand by the Sponsor. As of December 31, 2023 and December 31, 2022, the total amount due to Sponsor was $1,392,629 and $476,179, respectively.

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

Contractual Obligations

Administrative Services Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s Business Combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Given the timing of the Company’s Initial Public Offering, for the twelve months ended December 31, 2023 and December 31, 2022, the company recognized $120,000 and $90,000 in connection with such services, respectively.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional quantitative and qualitative income tax disclosures to enable financial statements users to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which will be fiscal 2025 for us. We expect the adoption to result in disclosure changes only.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of the Initial Public Offering and the sale of the private placement warrants held in the Trust Account is invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. However, if the interest rates of U.S. Treasury obligations become negative, we may have less interest income available to us for payment of taxes, and a decline in the value of the assets held in the Trust Account could reduce the principal below the amount initially deposited in the Trust Account. In February of 2023 the Company’s trust balance was moved to an interest-bearing bank deposit account.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of December 31, 2023, we did not have changes in, or disagreements with, our independent registered public accounting firm on our accounting and financial disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implement Section 404 of the Sarbanes-Oxley Act, our Principal Executive Officer and Principal Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based upon our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal year ended December 31, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, our directors and executive officers are as follows:

Name	Age	Position
Tse Meng Ng	49	Chairman and Chief Executive Officer
Han Hsiung Lim	49	Chief Financial Officer, Chief Operating Officer and Director
Melvin Xeng Thou Ong	40	Independent Director
Simon Eng Hock Ong	58	Independent Director
Vincent Yang Hui	36	Independent Director

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

Melvin Xeng Thou Ong, has served on our board of directors since July 13, 2022. Mr. Ong has founded multiple companies including RMBex Limited and Creditz base Group Limited and Pure & Cure Healthcare Group. He also acquired Unggul Shooting Academy in 2022. Prior thereto, Mr. Ong, joined Oriental Daily News Sdn Bhd as a sales executive in April 2002; co-founded Smart Info Publisher Sdn Bhd in March 2004; and helped start up Faster Mobile Event Management Sdn Bhd, Fortune Construction Resources Sdn Bhd, and Faster Advertising (HK) Limited in May 2006, October 2022, and May 2013, respectively. Mr. Ong was also appointed by the Word Wildlife Fund as the Malaysia Curator and Organizer for 1600 pandas world tour in December 2015. Further, he co-organized and invested in the Maritime Silkroad Art festival of One Belt One Road, invested in FarmtoU Worldwide Sdn Bhd and Peak Agricultures Resources Sdn Bhd, and became a certificate blockchain expert by Blockchain Councils USA and a certified key partner of the Blockchain Councils in Hongkong, Taiwan, and China in 2018.

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

Board Meetings

During our 2023 fiscal year, there were two meetings of our board of directors. All directors are expected to attend meetings of the board of directors, meetings of the Committees upon which they serve and meetings of our stockholders absent cause.

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent within one year of our Initial Public Offering. Our board of directors has determined that Melvin Ong Xeng Thou, Simon Eng Hock Ong, and Vincent Yang Hui are “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our independent directors will have meetings at which only independent directors are present.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2023 there were no delinquent filers.

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

		APPROXIMATE
		PERCENTAGE
	NUMBER	OF
	OF SHARES	OUTSTANDING
NAME AND ADDRESS OF	BENEFICIALLY	COMMON
BENEFICIAL OWNER(1)	OWNED(2)	STOCK
RF Dynamic LLC (our sponsor)(4)(3)	2,875,000	49.4%
Tse Meng Ng(4)(3)	2,875,000	49.4%
Melvin Xeng Thou Ong	—	—
Han Hsiung Lim	—	—
Simon Eng Hock Ong	—	—
Vincent Yang Hui	—	—
All executive officers and directors as a group	2,875,000	49.4%
EarlyBirdCapital, Inc.(5)	200,000	3.4%

5% Holders
Feis Equities LLC(6)	576,917	9.9%
Karpus Investment Management(7)	635,712	10.9%
Meteora Capital, LLC(8)	378,010	6.5%
Wolverine Asset Management, LLC(9)	350,172	6.0%

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

(7) According to a Schedule 13G filed on February13, 2024, Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus” or the “Reporting Person”) owns 635,712 shares of Class A Common Stock. Karpus is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. The business address of Karpus is 183 Sully’s Trail, Pittsford, New York 14534.
(8) According to a Schedule 13G filed on February 14, 2024, Meteora Capital, LLC acquired 378,010 Class A common stock. The business address for the reporting person is 1200 N Federal Hwy, #200, Boca Raton FL 33432.
(9) According to a Schedule 13G filed on February 1, 2024, Wolverine Asset Management, LLC, Wolverine Holdings, L.P., Wolverine Trading Partners, Inc., Christopher L. Gust, and Robert R. Bellick acquired 350,172 Class A common stock. The business address for the reporting persons is 175 West Jackson Blvd., Suite 340, Chicago, IL 60604.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On January 21, 2021, we issued an aggregate of 2,875,000 Founder Shares to our Sponsor in exchange for $25,000. The per share purchase price was approximately $0.009 per share. On March 30, 2022, in connection with the Underwriters’ election to fully exercise their over- allotment option, an aggregate of 375,000 Founder Shares were no longer subject to forfeiture, and 2,875,000 Founder Shares remain outstanding. The Founder Shares were converted into shares of Class A Common Stock, on a one-for-one basis, subject to adjustment.

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

Services Arrangements

On March 23, 2022, we entered into an administrative services agreement with our Sponsor, pursuant to which the Sponsor agreed to make available to the Company certain general and administrative services, including office space and secretarial and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of the Sponsor $10,000 per month continuing until the earlier of the consummation by the Company of a Business Combination or the Company’s liquidation. For the period ended December 31, 2023 and December 31, 2022, the Company incurred $120,000 and $90,000 in such fees.

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

Related Party Loans and Advances

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the Note. The Note was non-interest bearing and was payable on the earlier of (i) September 30, 2022, or (ii) the consummation of the Initial Public Offering. As of December 31, 2023, the Company had not drawn down on the promissory note.

On March 13, 2023, Melvin Xeng Thou Ong agreed to loan the Sponsor an aggregate of up to $600,000 to be used for (i) extension payments in connection with the business combination, and (ii) working capital requirements (the “Director Promissory Note”). The Director Promissory Note bears no interest and matures on the earlier of: (i) December 28, 2023, or (ii) the date that the Company consummates an initial business combination. Furthermore, on June 24, 2023, the Director Promissory Note was amended to increase the cap to $1,200,000. As of the date of this Annual Report, the Company has drawn down $1,202,992 on the Director Promissory Note.

Subsequently, on February 17, 2024, the Director Promissory Note was further amended and restated to increase the principal amount of the note to $2,000,000. The Director Promissory Note bears no interest and matures on the later of: (i) December 28, 2024, or (ii) the date that the Company consummates an initial business combination.

On March 24, 2023, the Company and Sponsor entered into a promissory pursuant to which the Sponsor agreed to loan the Company the principal sum of $900,000 to cover the extension payments in connection with the Revised Extension Deadline (the “Extension Promissory Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) December 28, 2023, or (ii) the consummation of the Business Combination. As of December 31, 2023, the Company had not drawn on the promissory note.

On December 26, 2023, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $675,000 to cover the extension payments in connection with the updated Revised Extension Deadline (the “Extension Promissory Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) September 28, 2024, or (ii) the consummation of the Business Combination. As of December 31, 2023, the Company had not drawn on the promissory note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of December 31, 2023, the total amount due to Sponsor was $1,392,629, which was issued to cover working capital expenses.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our initial registration, Initial Public Offering, and year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. For the year ended December 31, 2023 and December 31, 2022, the aggregate fees billed by our independent registered public accounting firm was $72,100 and $233,810, respectively. The said amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from January 11, 2021 (inception) through December 31, 2023.

Tax Fees. For the period from January 11, 2021 (inception) through December 31, 2023, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the period from January 11, 2021 (inception) through December 31, 2023, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements

(1)	Financial Statement Schedules:

None.

(2)	Exhibits:

The following exhibits are filed as part of or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1	Underwriting Agreement, dated as of March 23, 2022, between the Company and EarlyBirdCapital, Inc.	Form 8-K	001-41332	1.1	March 29, 2022
2.2	Agreement and Plan of Merger dated as of October 18, 2023, by and among RF Acquisition Corp., GCL Global Holdings Ltd., Grand Centrex Limited, GCL Global Limited and, for limited purposes set forth therein, the Sponsor.	Form 8-K	001-41332	2.1	October 23, 2023
2.2.1	First Amendment to Merger Agreement, dated as of December 1, 2023, by and among RF Acquisition Corp., GCL Global Holdings Ltd., Grand Centrex Limited, GCL Global Limited, and RF Dynamic LLC.	Form 8-K	001-41332	2.1	December 7, 2023
2.2.2	Second Amendment to Merger Agreement, dated as of December 15, 2023, by and among RF Acquisition Corp., GCL Global Holdings Ltd., Grand Centrex Limited, GCL Global Limited, and RF Dynamic LLC.	Form 8-K	001-41332	2.1	December 18, 2023
2.2.3	Third Amendment to Merger Agreement, dated as of January 31, 2024, by and among RF Acquisition Corp., GCL Global Holdings Ltd., Grand Centrex Limited, GCL Global Limited, and RF Dynamic LLC.	Form 8-K	001-41332	2.1	February 2, 2024
3.1	Certificate of Incorporation of RF Acquisition Corp	Form S-1	333-261765	3.1	March 15, 2022
3.1.1	Amended and Restated Certificate of Incorporation of RF Acquisition Corp	Form 8-K	001-41332	3.1	March 29, 2022
3.1.2	Second Amended and Restated Certificate of Incorporation of RF Acquisition Corp	Form 8-K	001-41332	3.1	March 30, 2023
3.1.3	Amendment to Second Amended and Restated Certificate of Incorporation of RF Acquisition Corp.	Form 8-K	001-41332	3.1	December 27, 2023
3.2	Bylaws of RF Acquisition Corp	Form S-1	333-261765	3.3	March 15, 2022
4.1	Specimen Unit Certificate of RF Acquisition Corp	Form S-1	333-261765	4.1	March 15, 2022
4.2	Specimen Common Stock Certificate of RF Acquisition Corp	Form S-1	333-261765	4.2	March 15, 2022
4.3	Specimen Warrant Certificate of RF Acquisition Corp	Form S-1	333-261765	4.3	March 15, 2022
4.4	Specimen Rights Certificate of RF Acquisition Corp	Form S-1	333-261765	4.4	March 15, 2022
4.5	Warrant Agreement, dated as of March 23, 2022, between RF Acquisition Corp and Continental Stock Transfer & Trust Company	Form 8-K	001-41332	4.1	March 29, 2022
4.6	Description of Registrant’s Securities	Form 10-K	001-41332	4.6	April 26, 2023
10.1	Investment Management Trust Agreement, dated as of March 23, 2022, between the Company and Continental Stock Transfer & Trust Company	Form 8-K	001-41332	10.2	March 29, 2022

10.2	Registration Rights Agreement, dated as of March 23, 2022, among the Company, RF Dynamic LLC, and EarlyBirdCapital,Inc.	Form 8-K	001-41332	10.3	March 29, 2022
10.3	Private Placement Warrants Purchase Agreement, dated as of March 23, 2022, between the Company and RF Dynamic LLC	Form 8-K	001-41332	10.4	March 29, 2022
10.3.1	Private Placement Warrants Purchase Agreement, dated as of March 23, 2022, between the Company and EarlyBirdCapital, Inc.	Form 8-K	001-41332	10.5	March 29, 2022
10.4	Indemnity Agreement, dated as of July 13, 2022, between RF Acquisition Corp. and Ong Zeng Thou	Form 8-K	001-41332	10.1	July 19, 2022
10.5	Amended and Restated Promissory Note, dated as of November 16, 2021, issued to FR Dynamic LLC	Form S-1	333-261765	10.2	March 15, 2022
10.6	Securities Subscription Agreement, dated March 23, 2022, between the Company and the Sponsor	Form 8-K	001-41332	10.6	March 29, 2022
10.7	Letter Agreement, dated as of March 23, 2022, among the Company, its executive officers, its directors and RF Dynamic LLC.	Form 8-K	001-41332	10.1	March 29, 2022
10.8	EBC Founder Shares Purchase Letter Agreement, dated as of April 12, 2021, by and between the Company and EarlyBirdCapital, Inc.	Form 8-K	001-41332	10.8	March 29, 2022
10.9	Administrative Services Agreement, dated as of March 23, 2022, between the Company and the Sponsor	Form 8-K	001-41332	10.7	March 29, 2022
10.10	Sponsor Support Agreement, dated as of October 18, 2023, by and among RF Acquisition Corp., RF Dynamic, LLC, GCL Global Holdings Ltd., and Grand Centrex Limited.	Form 8-K	001-41332	10.1	October 23, 2023
10.11	Shareholder Support Agreement, dated as of October 18, 2023, by and among RF Acquisition Corp., GCL Global Holdings Ltd., Grand Centrex Limited, and Epicsoft Ventures Pte. Ltd.	Form 8-K	001-41332	10.2	October 23, 2023
10.12	Form of Lock-Up Agreement	Form 8-K	001-41332	10.3	October 23, 2023
14.1	Code of Ethics of RF Acquisition Corp	Form S-1	333-261765	14	March 15, 2022
24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
97.1*	RF Acquisition Corp. Clawback Policy
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF ACQUISITION CORP.

By:	/s/ Tse Meng Ng
Name:	Tse Meng Ng
Title:	Chief Executive Officer
Date:	April 25, 2024

By:	/s/ Han Hsiung Lim
Name:	Han Hsiung Lim
Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	April 25, 2024

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

Name	Position	Date

/s/ Tse Meng Ng	Chairman and Chief Executive Officer	April 25, 2024
Tse Meng Ng	(Principal Executive Officer)

/s/ Han Hsiung Lim	Chief Financial Officer and Chief	April 25, 2024
Han Hsiung Lim	Operating Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Melvin Xeng Thou Ong	Director	April 25, 2024
Melvin Xeng Thou Ong

/s/ Simon Eng Hock Ong	Director	April 25, 2024
Simon Eng Hock Ong

/s/ Vincent Yang Hui	Director	April 25, 2024
Vincent Yang Hui

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

RF Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of RF Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Company that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before April 28, 2024, or by making certain extension deposits into the Company’s Trust Account, extend the business combination deadline by an additional five months through September 28, 2024. The Company entered into an agreement and plan of merger with a business combination target on October 18, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to September 28, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after September 24, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, MA

April 25, 2024

RF ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$188,235	$19,759
Prepaid expenses - Current	57,967	283,400
Total Current Assets	246,202	303,159
Prepaid expenses - Noncurrent	—	61,403
Investments held in Trust Account	29,718,024	117,724,476
TOTAL ASSETS	$29,964,226	$118,089,038
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,524,167	$140,312
Franchise tax payable	38,750	174,355
Income tax payable	50,465	303,890
Excise tax payable	906,736	—
Promissory Note – Related Party	1,202,992	—
Due to sponsor	1,392,629	476,179
Total Liabilities	$5,115,739	$1,094,736
Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; $0.0001 par value; 2,744,649 and 11,500,000 shares at redemption values $10.76 and $10.19 at December 31, 2023, and December 31, 2022, respectively	29,528,809	117,146,232
Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2023, and December 31, 2022	—	—
Class A Common Stock, $0.0001 par value; 380,000,000 shares authorized; 3,075,000 and 200,000 issued and outstanding (excluding 2,744,649 and 11,500,000 shares subject to redemption) at December 31, 2023, and December 31, 2022, respectively	308	20
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized, 0 and 2,875,000 shares issued and outstanding at December 31, 2023, and December 31, 2022, respectively	—	288
Additional paid-in capital	—	—
Accumulated Deficit	(4,680,630)	(152,238)
Total Stockholders’ Deficit	(4,680,322)	(151,930)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$29,964,226	$118,089,038

The accompanying notes are an integral part of the audited financial statements.

RF ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Twelve	For the Twelve
	Months Ended	Months Ended
	December 31, 2023	December 31, 2022
Formation costs and other operating expenses	$2,620,882	858,479
Loss from operations	(2,620,882)	(858,479)
Other income (expense):
Interest income	2,822,256	1,646,459
Franchise tax expenses	(200,996)	(199,365)
Tax underpayment penalty	(15,331)	—
Total Other Income (expense), net	2,605,929	1,447,094
Net Income (Loss) before provision for income taxes	(14,953)	588,615
Provision for income taxes	(550,465)	(303,890)
Net income (loss)	$(565,418)	$284,725
Weighted average shares outstanding of Class A common shares, redeemable	5,972,785	8,782,192
Basic and diluted net income (loss) per share, Class A common shares, redeemable	$(0.06)	$0.02
Weighted average shares outstanding, Class A and Class B common shares non-redeemable	3,075,000	2,984,589
Basic and diluted net income (loss) per share, Class A and Class B common shares, non-redeemable	$(0.06)	$0.02

The accompanying notes are an integral part of the audited financial statements.

RF ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2023

	Class A		Class B		Additional		Total
	Common Shares		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2022	200,000	$20	2,875,000	$288	$—	$(152,238)	$(151,930)
Conversion of Class B common stock to Class A common stock	2,875,000	288	(2,875,000)	(288)	—	—	—
Accretion of Class A common stock to redemption amount	—	—	—	—	—	(3,056,238)	(3,056,238)
Net loss for the period	—	—	—	—	—	(565,418)	(565,418)
Excise tax on stockholder redemption	—	—	—	—	—	(906,736)	(906,736)
Balance—December 31, 2023	3,075,000	$308	—	—	—	$(4,680,630)	$(4,680,322)

The accompanying notes are an integral part of the audited financial statements.

RF ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2022

	Class A		Class B		Additional		Total
	Common Shares		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2021	200,000	$20	2,875,000	$288	$24,712	$(31,782)	$(6,762)
Offering costs paid through IPO	—	—	—	—	(24,766)	—	(24,766)
Costs related to issuance of EBC shares	—	—	—	—	519,415	—	519,415
Proceeds allocated to Public Warrants	—	—	—	—	850,000	—	850,000
Proceeds allocated to Rights	—	—	—	—	6,920,000	—	6,920,000
Warrants issuance costs	—	—	—	—	(94,647)	—	(94,647)
Rights issuance costs	—	—	—	—	(237,904)	—	(237,904)
Amount received on sale of private warrants	—	—	—	—	5,000,000	—	5,000,000
Proceeds from issuance of founder shares to Sponsor	—	—	—	—	25,020	—	25,020
Reclassification of negative APIC	—	—	—	—	405,181	(405,181)	—
Accretion of Class A common stock to redemption amount	—	—	—	—	(13,387,011)	—	(13,387,011)
Net Income	—	—	—	—	—	284,725	284,725
Balance- December 31, 2022	200,000	$20	2,875,000	$288	—	$(152,238)	$(151,930)

The accompanying notes are an integral part of the audited financial statements.

RF ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Twelve	For the Twelve
	Months Ended	Months Ended
	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net Income (loss)	$(565,418)	$284,725
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Investments held in trust Account	(2,822,256)	(1,646,459)
Changes in operating assets and liabilities:
Prepaid expenses	286,836	(344,803)
Accounts payable and accrued expenses	1,383,855	(433,063)
Due to Sponsor	120,000	90,000
Income tax payable	(253,425)	303,890
Franchise tax payable	(135,605)	143,232
Net cash used in operating activities	$(1,986,013)	$(1,602,478)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,125,000)	(116,150,000)
Trust Account Withdrawal for redeeming stockholder payments	90,673,661	71,983
Trust Account Withdrawal for tax payments	1,280,047
Net cash used in investing activities	$90,828,708	$(116,078,017)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares to Sponsor	—	25,020
Proceeds from sale of Units, net of underwriting discounts paid	—	112,700,000
Offering costs paid through IPO	—	(24,766)
Proceeds from sale of Private Placement Warrants	—	5,000,000
Proceeds from promissory note - related party	1,202,992	—
Proceeds from Sponsor for working capital	796,450	—
Payment to redeeming stockholders	(90,673,661)	—
Net cash provided by financing activities	$(88,674,219)	$117,700,254

Net Change in Cash	168,476	19,759
Cash - Beginning of period	19,759	—
Cash - End of period	$188,235	$19,759

Supplemental cash flow information:
Cash paid for income taxes	$819,221	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$346,861
Offering costs included in due to sponsor	$—	$30,995
Excise tax on stockholder redemption	$906,736	$—
Accretion of Class A common stock subject to possible redemption	$3,056,238	$13,387,011

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

As of December 31, 2023, the Company had not yet commenced any operations. All activities for the period from January 11, 2021 (inception) through December 31, 2023, relates to the Company’s formation and the initial public offering (“the Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on March 28, 2022 and the exercise of the over-allotment option on March 30, 2022, an amount of $116,150,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting the certain conditions under Rule 2a-7 of the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below. In February of 2023 the Company’s trust balance was moved to an interest-bearing bank deposit account.

On March 24, 2023, a special meeting was held where the Company’s stockholders approved a proposal (the “Extension Amendment” or “Extension Amendment Proposal”) to amend the Company’s amended and restated certificate of incorporation to give the Company the right to extend the date by which it has to consummate a business combination from March 28, 2023 to December 28, 2023, composed of an initial three-month extension and six subsequent one-month extensions, for a total of up to nine months after March 28, 2023, by depositing into the Trust Account (A) for the initial three-month extension, the lesser of (i) $300,000 or (ii) $0.12 for each share of the Company’s Class A Common Stock not redeemed in connection with the Charter Amendment Proposal, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $100,000 or (ii) $0.04 for each share of Class A Common Stock not redeemed in connection with the Extension Amendment Proposal, until December 28, 2023 in exchange for a noninterest bearing, unsecured promissory note payable upon consummation of a business combination. In connection therewith the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 7,391,973 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.29. On April 3, 2023, a total of $76,054,240 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 4,108,027 shares of Class A common stock outstanding.

On June 26, 2023, the Company’s board of directors unanimously consented to the conversion of the Company’s shares of Class B common stock to shares of Class A common stock on a one-for one basis. On June 26, 2023, RF Dynamic LLC, the sole holder of Class B common stock, also consented to the conversion of the Company’s Class B Common Stock to shares of Class A common stock on a one-for-one basis. On July 7, 2023, the Company instructed its transfer agent to initiate the conversion of the shares of Class B common stock to shares of Class A common stock. An aggregate of 2,875,000 shares of Class B common stock with a par value of $0.0001 per share was converted into 2,875,000 shares of Class A common stock with a par value of $0.0001. Following, the Company had a total of 3,075,000 shares of Class A common stock outstanding.

Additionally, on December 20, 2023, the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 1,363,378 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.72. On December 26, 2023, a total of $14,619,421 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 2,744,649 shares of Class A common stock outstanding. Furthermore, on December 20, 2023, the stockholders approved a second extension which updated the “Revised Extension Deadline” from December 28, 2023 to September 28, 2024, which is comprised of an initial three month extension and six subsequent one-month extensions, for a total of up to nine months, by depositing into the Trust Account (A) for the initial three (3) month extension, the lesser of (i) $225,000 or (ii) $0.09 for each Class A Common Stock not redeemed in connection with the extension, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $75,000 or (ii) $0.03 for each Class A Common Stock not redeemed in connection with the extension until September 28, 2024 in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes and excluding the amount of certain advisory fees payable to EBC) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

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

If the Company is unable to complete a Business Combination within the extended deadline of September 28, 2024 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern and Liquidity

At December 31, 2023, the Company had $188,235 of cash and negative working capital of $4,869,537, respectively.

The Company’s liquidity needs up to March 28, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 5). As of December 31, 2023, there were no amounts outstanding under any Working Capital Loans.

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

On March 27, 2023, the Company deposited  $300,000 into the trust account in order to effect the first extension of the Revised Extension Deadline, which extended the deadline to consummate the Business Combination by an initial three months. Pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company has from March 28, 2023 to December 28, 2023 to consummate the Business Combination. This extension period is comprised of an initial three month extension and six subsequent one-month extensions, for a total of up to nine months, by depositing into the Trust Account (A) for the initial three (3) month extension, the lesser of (i) $300,000 or (ii) $0.12 for each Class A Common Stock not redeemed in connection with the extension, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $100,000 or (ii) $0.04 for each Class A Common Stock not redeemed in connection with the extension until December 28, 2023 in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination. The Company deposited $600,000 into the Trust Account, June 2023 though December 2023, in order to effect six subsequent one month extensions of the Revised Extension Deadline, which extended the deadline to consummate the Business Combination to December 28, 2023.

On December 20, 2023, the stockholders approved the “Second Extension Amendment Proposal” in which extended the “Revised Extension Deadline” from December 28, 2023 to September 28, 2024, which is comprised of an initial three month extension and six subsequent one-month extensions, for a total of up to nine months, by depositing into the Trust Account (A) for the initial three (3) month extension, the lesser of (i) $225,000 or (ii) $0.09 for each Class A Common Stock not redeemed in connection with the extension, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $75,000 or (ii) $0.03 for each Class A Common Stock not redeemed in connection with the extension until September 28, 2024 in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination.

Our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control. If the Company does not consummate a business combination by September 28, 2024, the Company may seek additional stockholder approval to further extend the deadline to consummate a business combination.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”, the Company has until September 28, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by September 28, 2024, there will be a mandatory liquidation and subsequent dissolution.

The Company’s evaluation of its working capital, along with the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

On March 24, 2023, a special meeting was held where the Company approved the Extension Amendment, extending the date by which the Company must consummate a business combination. In connection the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 7,391,973 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.29. On April 3, 2023, a total of $76,054,240 in redemption payments were made in connection with this redemption. Following the redemption, the Company recorded $760,542 of excise tax payable related to the redemption. Additionally, on December 20, 2023, the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 1,363,378 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.72. On December 26, 2023, a total of $14,619,421 in redemption payments were made in connection with this redemption. Following the redemption, the Company recorded $146,194 of excise tax payable related to the redemption. Furthermore, following the redemption, the Company had a total of 2,744,649 shares of Class A common stock outstanding.

Any redemption or other repurchase that occurs after December 31, 2023, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC).

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. In addition, inflation has been increasing in recent periods and is expected to continue to be volatile in the future. Our investment portfolio may experience the risk of realized losses on our short-term investments if we were to sell before maturity due to the market volatility caused by increased interest rates. At December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $188,235 and $19,759 cash and cash equivalents as of December 31, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in trust consisted solely of U.S. government securities through March 2023, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income earned on investments in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. In February of 2023 the Company’s trust balance was moved to an interest-bearing bank deposit account due to receiving a slightly higher interest rate from Citi. At December 31, 2023 and December 31, 2022, the Company had $29,718,024 and $117,724,476 in the trust account respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for the payment of interest and penalties as of December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

At December 31, 2023, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(850,000)
Proceeds allocated to Rights	(6,920,000)
Total offering costs	(3,803,330)
Add:
Warrants issuance cost	94,647
Rights issuance cost	237,904
Accretion of carrying value to redemption value	13,387,011
Class A common stock subject to possible redemption at December 31, 2022	$117,146,232
Less:
Stockholder redemption of 7,391,973 shares at redemption value	(76,054,240)
Stockholder redemption of 1,363,378 shares at redemption value	(14,619,421)
Add:
Accretion of carrying value to redemption value	3,056,238
Class A common stock subject to possible redemption at December 31, 2023	$29,528,809

Net Income (Loss) Per Share Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with FASB 480, common shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been included in the calculation of income (loss) per common share for the twelve ended December 31, 2023 and December, 2022. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income (loss) per share includes the incremental number of common shares to be issued to settle warrants and rights, as calculated using the treasury method. For the twelve ended December 31, 2023 and December, 2022 the Company did not have any dilutive warrants, rights, securities or other contracts that could potentially, be exercised or converted into common shares. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for all periods presented. Potentially diluted Class B shares subject to forfeiture upon the underwriter’s non exercise of the over-allotment option were excluded from the calculation for the period up until March 30, 2022 when the underwriters exercised the over-allotment option and those 375,000 shares were no longer subject to forfeiture.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts) for the twelve months ended December 31, 2023, and December 31, 2022:

	For the Twelve Months Ended		For the Twelve Months Ended
	December 31, 2023		December 31, 2022
	Class A,	Class A and Class B,	Class A,	Class A and Class B,
	redeemable	Non-redeemable	redeemable	Non-redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net income (loss), as adjusted	$(373,254)	$(192,164)	$212,506	$72,219
Denominator:
Basic and diluted weighted average shares outstanding	5,972,785	3,075,000	8,782,192	2,984,589
Basic and diluted net income (loss) per common share	$(0.06)	$(0.06)	$0.02	$0.02

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional quantitative and qualitative income tax disclosures to enable financial statements users to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which will be fiscal 2025 for us. We expect the adoption to result in disclosure changes only.

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

On June 26, 2023, the Company’s board of directors unanimously consented to the conversion of the Company’s shares of Class B common stock to shares of Class A common stock on a one-for one basis. On June 26, 2023, RF Dynamic LLC, the sole holder of Class B common stock, also consented to the conversion of the Company’s Class B Common Stock to shares of Class A common stock on a one-for-one basis. On July 7, 2023, the Company instructed its transfer agent to initiate the conversion of the shares of Class B common stock to shares of Class A common stock. An aggregate of 2,875,000 shares of Class B common stock with a par value of $0.0001 per share was converted into 2,875,000 shares of Class A common stock with a par value of $0.0001. Following, the Company had a total of 3,075,000 shares of Class A common stock outstanding.

Administrative Services Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period ended December 31, 2023, and December 31, 2022 $120,000 and $90,000 had been incurred and unpaid, respectively.

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

Due to Sponsor

The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering and for working capital expenses. This amount is not interest bearing and due on demand by the Sponsor. As of December 31, 2023, $1,392,629 was due to Sponsor, of which $120,000 relates to office space, utilities and secretarial and administrative support provided by the Sponsor. As of December 31, 2022, $476,179 was due to Sponsor.

Promissory Note – Related Party

The sponsor has agreed to loan the Company up to $300,000 in the aggregate, to be used for a portion of the expenses of the Initial Public Offering. The loans will be non-interest bearing, unsecured and due at the earlier of September 30, 2022 or the closing of the Initial Public Offering. As of December 31, 2023 and December 31, 2022 the Company has not drawn down on the promissory note.

On March 13, 2023, a Director of the Company, Melvin Xeng Thou Ong agreed to loan the Sponsor an aggregate of up to $600,000 to be used for (i) extension payments in connection with the business combination, and (ii) working capital requirements (the “Director Promissory Note”). On June 24, 2023, the Director Promissory note was amended and restated to increase the principal amount of the note to $1,200,000. Furthermore, On February 17, 2024, the Director Promissory Note was amended and restated to increase the principal amount of the note to $2,000,000. The Director Promissory Note bears no interest and matures on the earlier of: (i) December 28, 2024, or (ii) the date that the Company consummates an initial business combination. As of December 31, 2023, the Company has drawn down $1,202,992 on the Director Promissory Note.

On March 24, 2023, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $900,000 to cover the extension payments in connection with the Revised Extension Deadline (the “Extension #1”). Furthermore, on December 26, 2023, the Company and Sponsor entered into a promissory pursuant to which the Sponsor agreed to loan the Company the principal sum of $675,000 to cover the extension payments in connection with the Revised Extension Deadline (the “Extension #2”). The promissory note was non-interest bearing and is payable on the earlier of (1) September 28, 2024, or (ii) the consummation of the Business Combination. As of December 31, 2023, the Company has not drawn down on the promissory note.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. On April 12, 2021, the Company issued to EBC and/or its designees an aggregate of 200,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2023, and December 31, 2022, there were 200,000 shares of Class A common stock issued and outstanding, excluding 2,744,469 and 11,500,000, shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share, except that, prior to the completion of a Business Combination, only holders of the Company’s Class B common stock have the right to vote on the election of directors. On January 21, 2021, the Company issued 2,875,000 shares of Class B common stock to the Sponsor, including an aggregate of up to 375,000 shares of Class B common stock that are subject to forfeiture, to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the Sponsor will own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the private placement warrants and the EBC founder shares). On March 30, 2022, the underwriter exercised their over-allotment option to purchase an additional 1,500,000 Units at $10.00 per Unit. As a result, the Founder Shares were no longer subject to forfeiture. As of December 31, 2023, and December 31, 2022 there were 0 and 2,875,000 Class B common stock issued and outstanding.

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

On June 26, 2023, the Company’s board of directors unanimously consented to the conversion of the Company’s shares of Class B common stock to shares of Class A common stock on a one - for one basis. On June 26, 2023, RF Dynamic LLC, the sole holder of Class B common stock, also consented to the conversion of the Company’s Class B Common Stock to shares of Class A common stock on a one - for - one basis. On July 7, 2023, the Company instructed its transfer agent to initiate the conversion of the shares of Class B common stock to shares of Class A common stock. An aggregate of 2,875,000 shares of Class B common stock with a par value of $0.0001 per share was converted into 2,875,000 shares of Class A common stock with a par value of $0.0001. Following, the Company had a total of 3,075,000 shares of Class A common stock outstanding. As of December 31, 2023 and December 31, 2022, there were 0 and 2,875,000 Class B common stock issued and outstanding.

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

NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. Accordingly, as of December 31, 2023, and December 31, 2022, 2,744,649 and 11,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2023	December 31, 2022
Assets:
Investments held in Trust Account	1	$29,718,024	$117,724,476

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period ending December 31, 2023 and December 31, 2022.

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

NOTE 11. TAXES

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022
Deferred tax assets:	—	—
Start-up costs	$420,391	$180,281
Total deferred tax assets	420,391	180,281
Valuation Allowance	(420,391)	(180,281)
Deferred tax asset, net of allowance	$—	$—

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022
Federal	—	—
Current	$550,465	$303,890
Deferred	(240,110)	(180,281)
State and local	—	—
Current	—	—
Deferred	—	—
Change in valuation allowance	240,110	180,281
Income tax provision	$550,465	$303,890

As of December 31, 2023, the Company had no U.S. federal operating loss carryovers.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended December 31, 2023 and December 31, 2022, the change in the valuation allowance was $240,110 and $180,281, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2023	2022
U.S. federal statutory rate	21.0%	21.0%
Transaction Costs	(2,074.9)%	—%
Penalties	(21.5)%	—%
Valuation allowance	(1,605.7)%	30.6%
Income tax provision	(3,681.1)%	51.6%

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

As previously disclosed in our Form 8-K filed with the Securities and Exchange Commission (the “SEC”) RF Acquisition Corp., a Delaware corporation (“SPAC”) entered into an agreement and plan of merger, dated October 18, 2023 with GCL Global Holdings Ltd, a Cayman Islands exempted company (“PubCo”), Grand Centrex Limited, a British Virgin Islands business company (“GCL BVI”), GCL Global Limited, a Cayman Islands exempted company limited by shares (“GCL Global” or the “Company”), and, for the limited purposes set forth therein, RF Dynamic LLC, a Delaware limited liability company (the “Sponsor”). On January 31, 2024, the parties to the Merger Agreement entered into that certain Third Amendment to Merger Agreement (the “Amendment”) pursuant to which the parties agreed to extend the deadline for the Company to complete the Restructuring (as defined in the Merger Agreement) and to deliver the Audited Company Financials (as defined in the Merger Agreement), in each case, until February 29, 2024.

On February 17, 2024, the Director Promissory Note was amended and restated to increase the principal amount of the note to $2,000,000. The Director Promissory Note bears no interest and matures on the later of: (i) December 28, 2024, or (ii) the date that the Company consummates an initial business combination.

On February 28, 2024, the Sponsor provided an additional $20,000 to cover working capital expenses

On March 21, 2024 and March 25, 2024, the Sponsor contributed $93,938 and $49,643 to cover working capital expenses related to the promissory note, respectively.

On March 25, 2024, the Company deposited $75,000 into the Trust Account in order to effect the third subsequent one month extensions of the Revised Extension Deadline, which extended the deadline to consummate the Business Combination to April 28, 2024.