Form 10-Q
period 2024-03-31
RF Acquisition Corp.
filed 2024-06-26
CIK 1847607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of June 26, 2024, there were 5,819,649 of the registrant’s Class A Common Stock, par value $0.0001 per share, and 0 of the registrant’s Class B Common Stock, par value $0.0001 per share, issued and outstanding.

RF ACQUISITION CORP

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RF ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash	$160,995	$188,235
Prepaid expenses - current	71,197	57,967
Total Current Assets	232,192	246,202
Cash held in Trust Account	30,177,572	29,718,024
TOTAL ASSETS	$30,409,764	$29,964,226
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,653,545	$1,524,167
Franchise tax payable	49,950	38,750
Income tax payable	120,720	50,465
Excise tax payable	906,736	906,736
Promissory note – related party	1,346,573	1,202,992
Due to sponsor	1,442,629	1,392,629
Total Liabilities	$5,520,153	$5,115,739
Commitments and Contingencies (Note 6)
Class A common stocks, 2,744,649 shares subject to possible redemption at March 31, 2024 and December 31, 2023, respectively	29,906,903	29,528,809
Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Class A Common Stock, $0.0001 par value; 380,000,000 shares authorized; 3,075,000 shares issued and outstanding (excluding 2,744,649 shares subject to redemption) at March 31, 2024 and December 31, 2023	308	308
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 0 issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	—	—
Accumulated Deficit	(5,017,600)	(4,680,630)
Total Stockholders’ Deficit	(5,017,292)	(4,680,322)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$30,409,764	$29,964,226

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2024	2023
Formation costs and other operating expenses	$223,169	$778,386
Loss from operations	(223,169)	(778,386)
Other income (expense):
Interest income	384,548	1,226,659
Franchise tax expenses	(50,000)	(50,996)
Total other income, net	334,548	1,175,663
Income before income taxes	111,379	397,277
Provision for income taxes	(70,255)	(246,889)
Net income	$41,124	$150,388
Weighted average shares outstanding of Class A common shares, redeemable	2,744,649	11,500,000
Basic and diluted net income per share, Class A common shares, redeemable	$0.01	$0.01
Weighted average shares outstanding, Class A and Class B common shares, non-redeemable	3,075,000	3,075,000
Basic and diluted net income per share, Class A and Class B common shares, non-redeemable	$0.01	$0.01

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Shares		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2023	3,075,000	$308	—	—	—	$(4,680,630)	$(4,680,322)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(378,094)	(378,094)
Net income for the period	—	—	—	—	—	41,124	41,124
Balance—March 31, 2024 (unaudited)	3,075,000	$308	—	—	—	$(5,017,600)	$(5,017,292)

RF ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Shares		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2022	200,000	$20	2,875,000	$288	—	$(152,238)	$(151,930)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(1,222,548)	(1,222,548)
Net income for the period	—	—	—	—	—	150,388	150,388
Balance—March 31, 2023 (unaudited)	200,000	$20	2,875,000	$288	—	$(1,224,398)	$(1,224,090)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net income	$41,124	$150,388
Adjustments to reconcile net income to net cash provided by operating activities:
Interest earned on cash and investments held in trust Account	(384,548)	(1,226,659)
Changes in operating assets and liabilities:
Prepaid expenses	(13,230)	68,100
Accounts payable and accrued expenses	(10,497)	536,116
Due to sponsor	30,000	390,750
Income tax payable	70,255	246,889
Franchise tax payable	11,200	(124,355)
Accrued offering costs	139,875	—
Net cash (used in) provided by operating activities	$(115,821)	$41,229

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(75,000)	(300,000)
Trust account withdrawal for tax payments	—	181,576
Net cash used in investing activities	$(75,000)	$(118,424)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	143,581	220,000
Proceeds from Sponsor	20,000	—
Net cash provided by financing activities	$163,581	$220,000

Net Change in Cash	(27,240)	142,805
Cash – Beginning of period	188,235	19,759
Cash – End of period	$160,995	$162,564

Non-cash investing and financing activities:
Accretion of Class A common stock subject to possible redemption	$378,094	$1,222,548
Stockholders redemption payable	—	$76,054,240
Cash Flows from Financing Activities:

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

As of March 31, 2024, the Company had not yet commenced any operations. All activity for the period from January 11, 2021 (inception) through March 31, 2024, relates to the Company’s formation and the initial public offering (“the Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $3,803,330, consisting of $2,300,000 of underwriting fees and $1,503,330 of other offering costs. In addition, on March 31, 2024, cash of $160,995 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

In February of 2023 the Company’s trust balance was moved to an interest - bearing bank deposit account due to receiving a slightly higher interest rate from Citibank, N.A. (“Citibank” or “Citi”). At March 31, 2024 and December 31, 2023, the Company had $30,177,572 and $29,718,024 in the trust account respectively. On March 24, 2023, a special meeting was held where the Company’s shareholders approved a proposal (the “Extension Amendment” or “Extension Amendment Proposal”) to amend the Company’s amended and restated certificate of incorporation to give the Company the right to extend the date by which it has to consummate a business combination from March 28, 2023 to December 28, 2023, composed of an initial three-month extension and six subsequent one-month extensions, for a total of up to nine months after March 28, 2023, by depositing into the Trust Account (A) for the initial three-month extension, the lesser of (i) $300,000 or (ii) $0.12 for each share of the Company’s Class A Common Stock not redeemed in connection with the Charter Amendment Proposal, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $100,000 or (ii) $0.04 for each share of Class A Common Stock not redeemed in connection with the Extension Amendment Proposal, until December 28, 2023 in exchange for a noninterest bearing, unsecured promissory note payable upon consummation of a business combination. In connection therewith the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 7,391,973 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.29. On April 3, 2023, a total of $76,054,240 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 4,108,027 shares of Class A common stock outstanding.

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

On December 20, 2023, a special meeting was held where the Company’s stockholders approved (i) a proposal to amend the Company’s second amended and restated certificate of incorporation to give the Company the right to extend the date by which it has to consummate a business combination from December 28, 2023 to September 28, 2024, composed of an initial three-month extension and six subsequent one-month extensions, for a total of up to nine months after December 28, 2023, by depositing into the Trust Account (A) for the initial three-month extension, the lesser of (i) $225,000 or (ii) $0.09 for each share of the Company’s Class A common stock not redeemed in connection with the proposal, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $75,000 or (ii) $0.03 for each share of Class A common stock not redeemed in connection with the proposal, until September 28, 2024 in exchange for a non-interest-bearing, unsecured promissory note payable upon consummation of a business combination, and (ii) a proposal to remove the net tangible asset requirement in order to expand the methods that the Company may employ so as to not become subject to the “penny stock” rules of the United States Securities and Exchange Commission. At the special meeting the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 1,363,378 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.72. On December 26, 2023, a total of $14,619,421 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 5,819,649 shares of Class A common stock outstanding. On December 26, 2023, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $675,000 to cover the extension payments in connection with the updated Revised Extension Deadline (the “Extension Promissory Note - #2”). The promissory note was non-interest bearing and is payable on the earlier of (1) September 28, 2024, or (ii) the consummation of the Business Combination. Also on December 28, 2023, the Sponsor deposited into the Trust Account $225,000 for the initial three-month extension.

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

If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. As of December 20, 2023, the Company is no longer required to maintain a net tangible asset balance of at least $5,000,000. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

Going Concern and Liquidity

At March 31, 2024, the Company had $160,995 of cash and negative working capital of $5,287,961.

The Company’s liquidity needs up to March 28, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 5). As of March 31, 2024, there were no amounts outstanding under any Working Capital Loans.

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

On March 27, 2023, the Company deposited $300,000 into the trust account in order to effect the first extension of the Revised Extension Deadline, which extended the deadline to consummate the Business Combination by an initial three months. Pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company has from March 28, 2023 to December 28, 2023 to consummate the Business Combination. This extension period is comprised of an initial three month extension and six subsequent one-month extensions, for a total of up to nine months, by depositing into the Trust Account (A) for the initial three (3) month extension, the lesser of (i) $300,000 or (ii) $0.12 for each Class A Common Stock not redeemed in connection with the extension, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $100,000 or (ii) $0.04 for each Class A Common Stock not redeemed in connection with the extension until December 28, 2023 in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination. On June of 2023, the Company deposited $100,000 into the trust account in order to effect the first subsequent one month extension. On July 27, 2023, the Company deposited $100,000 into the Trust Account in order to effect the second subsequent one month extension of the Revised Extension Deadline, which extended the deadline to consummate the Business Combination to August 28, 2023. On August 25, 2023, the Company deposited $100,000 into the Trust Account in order to effect the third subsequent one month extension of the Revised Extension Deadline, which extended the deadline to consummate the Business Combination to September 28, 2023. On September 28, 2023, October 30, 2023, and November 27, 2023, the Company deposited $100,000 into the Trust Account in order to effect the fourth, fifth, and sixth subsequent one month extensions of the Revised Extension Deadline, which extended the deadline to consummate the Business Combination to December 28, 2023.

On December 20, 2023, the stockholders approved the “Second Extension Amendment Proposal” in which extended the “Revised Extension Deadline” from December 28, 2023 to September 28, 2024, which is comprised of an initial three month extension and six subsequent one - month extensions, for a total of up to nine months, by depositing into the Trust Account (A) for the initial three (3) month extension, the lesser of (i) $225,000 or (ii) $0.09 for each Class A Common Stock not redeemed in connection with the extension, and (B) for each of the six subsequent one - month extensions, the lesser of (i) $75,000 or (ii) $0.03 for each Class A Common Stock not redeemed in connection with the extension until September 28, 2024 in exchange for a non - interest bearing, unsecured promissory note payable upon consummation of a Business Combination. On December 27, 2023, the Company deposited $225,000 into the Trust Account in order to effect the first subsequent three month extension of the post Revised Extension Deadline. In March 2024, the Company deposited an additional $75,000 to the Trust Account to extend an additional three months through June 2024.

Our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control. If the Company does not consummate a business combination by September 28, 2024, the Company may seek additional shareholder approval to further extend the deadline to consummate a business combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on April 25, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Concentration of Credit and Inflation Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. In addition, inflation has been increasing in recent periods and is expected to continue to be volatile in the future. Our investment portfolio may experience the risk of realized losses on our short-term investments if we were to sell before maturity due to the market volatility caused by increased interest rates. At March 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $160,995 and $188,235 cash and cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

Cash Held in Trust Account

The Company’s portfolio of investments held in trust consisted solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account were classified as trading securities. Trading securities were presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income earned on investments in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information In February of 2023 the Company’s trust balance was moved to an interest-bearing bank deposit account due to receiving a slightly higher interest rate from Citi. At March 31, 2024 and December 31, 2023, the Company had $30,177,572 and $29,718,024 in the trust account respectively.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consists of legal, accounting, underwriting fees and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering cost amounted to $3,803,330 which was charged to stockholders’ equity upon the completion of the Initial Public Offering. Additionally, GCL Global Limited has agreed to pay any extension fees up to $100,000 per month on or after March 24, 2024, and up to $100,000 for fees associated with the completion of the Company’s December 31, 2023 Form 10-K and March 31, 2024 Form 10-Q. Aggregated costs amounted to $139,875 which was charged to liabilities upon receival.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for the payment of interest and penalties as of March 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective income tax rate was 63.08% for the three months ended March 31, 2024, respectively and 62.15% for the three months ended March 31, 2023, respectively. The Company’s effective tax rate differed from the statutory rate of 21% primarily due to transaction costs incurred after the bright-line date and the valuation allowance on the company’s organizational costs.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2024.

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

At March 31, 2024, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2022	$117,146,232
Less:
Stockholder redemption of 7,391,973 shares at redemption value	(76,054,240)
Stockholder redemption of 1,363,378 shares at redemption value	(14,619,421)
Add:
Accretion of carrying value to redemption value	3,056,238
Class A common stock subject to possible redemption at December 31, 2023	$29,528,809
Add:
Accretion of carrying value to redemption value	378,094
Class A common stock subject to possible redemption at March 31, 2024	$29,906,903

Net Income Per Share Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Basic income (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Consistent with FASB 480, common shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been included in the calculation of income (loss) per common share for the three months ended March 31, 2024 and December 31, 2023. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income (loss) per share includes the incremental number of common shares to be issued to settle warrants and rights, as calculated using the treasury method. For the three months ending March 31, 2024 and December 31, 2023 the Company did not have any dilutive warrants, rights, securities or other contracts that could potentially, be exercised or converted into common shares. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for all periods presented. Potentially diluted Class B shares subject to forfeiture upon the underwriter’s non exercise of the over-allotment option were excluded from the calculation for the period up until March 30, 2022 when the underwriters exercised the over-allotment option and those 375,000 shares were no longer subject to forfeiture.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except share amounts) for the three months ended March 31, 2024, and March 31, 2023:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2024		March 31, 2023
	Class A,	Class A and Class B,	Class A,	Class A and Class B,
	redeemable	Non-redeemable	redeemable	Non-redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net income (loss), as adjusted	$19,395	$21,729	$118,659	$31,729
Denominator:
Basic and diluted weighted average shares outstanding	2,744,649	3,075,000	11,500,000	3,075,000
Basic and diluted net income (loss) per common share	$0.01	$0.01	$0.01	$0.01

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

Accounting Standards Recently Implemented

In August 2020, the FASB issued ASU No. 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815–40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. The ASU’s amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2024. The adoption of ASU 2020-06 did not have a material impact on the Company’s unaudited condensed financial statements and disclosures.

Recent Accounting Pronouncements

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

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

As a result of the underwriter’s election to exercise their over-allotment option on March 30, 2022, 375,000 Founder Shares were no longer subject to forfeiture as of March 31, 2022.

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

Administrative Services Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2024 and March 31, 2023, $30,000 has been incurred and unpaid, respectively.

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

Due to Sponsor

The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering. This amount is not interest bearing and due on demand by the Sponsor. As of March 31, 2024, $1,442,629 was due to Sponsor, of which $150,000 relates to office space, utilities and secretarial and administrative support provided by the Sponsor and the remaining was used for working capital expenses. As of December 31, 2023, $1,392,629 was due to the Sponsor, of which $120,000 relates to office space, utilities and secretarial and administrative support provided by the Sponsor the remaining was used for working capital expenses.

Promissory Note – Related Party

The sponsor has agreed to loan the Company up to $300,000 in the aggregate, to be used for a portion of the expenses of the Initial Public Offering. The loans will be non-interest bearing, unsecured and due at the earlier of December 31, 2023 or the closing of the Initial Public Offering. As of March 31, 2024 and December 31, 2023 the Company has not drawn down on the promissory note.

On March 13, 2023, a Director of the Company, Melvin Xeng Thou Ong agreed to loan the Sponsor an aggregate of up to $600,000 to be used for (i) extension payments in connection with the business combination, and (ii) working capital requirements (the “Director Promissory Note”). On June 24, 2023, the Director Promissory note was amended and restated to increase the principal amount of the note to $1,200,000. The Director Promissory Note bears no interest and matures on the later of: (i) December 28, 2023, or (ii) the date that the Company consummates an initial business combination. On February 17, 2024, the Director Promissory Note was amended and restated to increase the principal amount of the note to $2,000,000. The Director Promissory Note bears no interest and matures on the later of: (i) December 28, 2024, or (ii) the date that the Company consummates an initial business combination. The Company had a balance of $1,346,576 and $1,202,992 as of March 31, 2024 and December 31, 2023, respectively, outstanding on the Director Promissory Note.

On March 24, 2023, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $900,000 to cover the extension payments in connection with the Revised Extension Deadline (the “Extension Promissory Note - #1”). The promissory note was non-interest bearing and is payable on the earlier of (1) December 28, 2023, or (ii) the consummation of the Business Combination. As of March 31, 2024, the Company had not drawn on the promissory note. Additionally, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $675,000 on December 26, 2023 to cover the extension payments in connection with the updated Revised Extension Deadline (the “Extension Promissory Note - #2”). The promissory note was non-interest bearing and is payable on the earlier of (1) September 28, 2024, or (ii) the consummation of the Business Combination. Also on December 28, 2023, the Sponsor deposited into the Trust Account $225,000 for the initial three-month extension.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. On April 12, 2021, the Company issued to EBC and/or its designees an aggregate of 200,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there was 3,075,000 shares of Class A common stock issued and outstanding, excluding 2,744,649 shares of Class A common stock subject to possible redemption, respectively.

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

On June 26, 2023, the Company’s board of directors unanimously consented to the conversion of the Company’s shares of Class B common stock to shares of Class A common stock on a one-for one basis. On June 26, 2023, RF Dynamic LLC, the sole holder of Class B common stock, also consented to the conversion of the Company’s Class B Common Stock to shares of Class A common stock on a one-for-one basis. On July 7, 2023, the Company instructed its transfer agent to initiate the conversion of the shares of Class B common stock to shares of Class A common stock. An aggregate of 2,875,000 shares of Class B common stock with a par value of $0.0001 per share was converted into 2,875,000 shares of Class A common stock with a par value of $0.0001. As of March 31, 2024 and December 31, 2023, there were 0 Class B common stock issued and outstanding.

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

NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. Accordingly, as of March 31, 2024 and December 31, 2023, 2,744,649 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2024	December 31, 2023
Assets:
Cash held in Trust Account	1	$30,177,572	$29,718,024

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the three-month period ended March 31, 2024 and the period from January 1, 2023, through December 31, 2023.

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

On April 12, 2024, $149,535 was withdrawn from the Trust Account for tax purposes. An aggregate amount of $200,000 was paid to the U.S. Treasury department for the purpose of 2023 yearly income tax filing and 2024 Q1 income tax estimates on April 15, 2024.

On April 25, 2024, and May 24, 2024, an amount of $75,000 was made on each day from GCL for the purposes of extending the file date of the Company’s Form 10-Q documents.

On April 29, 2024, Nasdaq issued a notice with regard to the Company’s non-compliance with Nasdaq Minimum Total Holders Rule which requires at least 400 total holders for continued listing on the Nasdaq. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market. The Notice states that the Company has 45 calendar days, or until June 13, 2024, to submit a plan to regain compliance with the Minimum Total Holders Rule. The Company submitted to Nasdaq a plan to regain compliance with the Minimum Total Holders Rule within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice, or until October 26, 2024, to evidence compliance with the Minimum Total Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision to a Nasdaq Hearings Panel.

On May 29, 2024, the Company drew an aggregate amount of $179,766 from the Director of the Company, Melvin Xeng Thou Ong’s agreed-upon note (the “Director Promissory Note”) for the use of working capital requirements.

On May 30, 2024, Nasdaq issued a notice with regard to the Company’s non-compliance with Nasdaq Listing Rule as a result of the Company’s failure to timely file March 31, 2024, Form 10-Q. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market. The Notice states that the Company has 60 calendar days, or until July 29, 2024, to submit a plan to regain compliance with the Listing Rule. The Company intends to submit to Nasdaq a plan to regain compliance with the Listing Rule within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice, or until November 18, 2024, to evidence compliance with the Listing Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision to a Nasdaq Hearings Panel.

On June 21, 2024, Nasdaq issued a notice granting the Company an extension of time to regain compliance with Nasdaq Minimum Total Holders Rule for 180 calendar days, or until October 26, 2024. The terms of the extension are as follows: on or before October 28, 2024, the Company must file with Nasdaq documentation from its transfer agent, or independent source, that demonstrates that its Class A Common has a minimum of 400 Total Holders. However, the Company must file the registration statement for its contemplated Business Combination Agreement by September 28, 2024, or it will not be eligible to receive the remainder of its extension period until October 28, 2024. In the event the Company does not satisfy the terms, Nasdaq will provide written notification that its securities will be delisted. At that time, the Company may appeal Nasdaq's determination to a Nasdaq Listing Qualifications Panel.

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

Results of Operations

Our only activities from January 11, 2021 (inception) through March 31, 2024, were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective Business Combination.

For the three months ended March 31, 2024, we had a net income of $41,124, which is comprised of $384,548 of interest income offset by $223,169 of formation and operating expenses, $70,255 in income tax expenses and $50,000 in franchise tax expenses.

For the three months ended March 31, 2023, we had a net income of $150,388, which is comprised of $1,226,659 of interest income offset by $778,386 of formation and operating expenses, $246,889 in income tax expenses and $50,996 in franchise tax expenses.

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

As of March 31, 2024 and December 31, 2023, we had $30,177,572 and $29,718,024 cash held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of March 31, 2024 and December 31, 2023, we had cash of $160,995 and $188,235 held outside of the Trust Account, respectively and had a working capital deficit of $5,287,961. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. On March 24, 2023, a special meeting was held where the Company approved the Extension Amendment, extending the date by which the Company must consummate a business combination to December 28, 2023. In connection the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 7,391,973 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.29. On April 3, 2023, a total of $76,054,240 in redemption payments were made in connection. Following the redemption, the Company had a total of 4,108,027 shares of Class A common stock outstanding. Following the redemption, the Company recorded $760,542 of excise tax expense and excise tax payable related to the redemption. On December 20, 2023, the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 1,363,378 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.72. On December 26, 2023, a total of $14,619,421 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 2,744,649 shares of Class A common stock outstanding. Following the redemption, the Company recorded $146,194 of excise tax expense and excise tax payable related to the redemption.

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

The following table presents information about the Company’s cash flow activities for the three months ended March 31, 2024 and March 31, 2023:

	For the Three Months	For the Three Months
	Ended March 31,	Ended March 31,
	2024	2023
Cash Flows from Operating Activities:	$(115,821)	$41,229
Cash Flows from Investing Activities:	(75,000)	(118,424)
Cash Flows from Financing Activities:	$163,581	$220,000

Operating Activities

The Company used cash for operating activities primarily for operating purposes related to administration of the Company’s activities.

Investing Activities

The cash used in investing was due to the extension payment made in March 2024 that was deposited into the Trust.

Financing Activities

The Company’s cash provided by financing activities was due to proceeds from the Director Promissory Note as well as proceeds from the Sponsor.

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

Related Party Loans

The Sponsor agreed to loan the Company an aggregate of up to $300,000 in the aggregate, to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2023 or (ii) the closing of the Initial Public Offering. As of March 31, 2024, and December 31, 2023, the Company has not drawn down on the Note.

On March 13, 2023, a Director of the Company, Melvin Xeng Thou Ong agreed to loan the Sponsor an aggregate of up to $600,000 to be used for (i) extension payments in connection with the business combination, and (ii) working capital requirements (the “Director Promissory Note”). On June 24, 2023, the Director Promissory note was amended and restated to increase the principal amount of the note to $1,200,000. The Director Promissory Note bears no interest and matures on the later of: (i) December 28, 2023, or (ii) the date that the Company consummates an initial business combination. On February 17, 2024, the Director Promissory Note was amended and restated to increase the principal amount of the note to $2,000,000. The Director Promissory Note bears no interest and matures on the later of: (i) December 28, 2024, or (ii) the date that the Company consummates an initial business combination. The Company had $1,346,576 and $1,202,992 as of March 31, 2024 and December 31, 2023, outstanding on the Director Promissory Note, respectively.

On March 24, 2023, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $900,000 to cover the extension payments in connection with the Revised Extension Deadline (the “Extension Promissory Note - #1”). The promissory note was non-interest bearing and is payable on the earlier of (1) December 28, 2023, or (ii) the consummation of the Business Combination. As of March 31, 2024, the Company has drawn down $1,462,629 on the Extension Promissory Note - #1.

On December 26, 2023, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $675,000 to cover the extension payments in connection with the updated Revised Extension Deadline (the “Extension Promissory Note - #2”). The promissory note was non-interest bearing and is payable on the earlier of (1) September 28, 2024, or (ii) the consummation of the Business Combination. As of March 31, 2024, the Company had not drawn on the promissory note.

Due to Sponsor

The Sponsor has paid expenses on behalf of the Company, the amount is not interest bearing and due on demand by the Sponsor. As of March 31, 2024 and December 31, 2023, the total amount due to Sponsor was $1,442,629 and $1,392,629, respectively.

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

Contractual Obligations

Administrative Services Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s Business Combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2024 and 2023, the company recognized $30,000 in connection with such services, respectively.

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

Accounting Standards Recently Implemented

In August 2020, the FASB issued ASU No. 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815–40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. The ASU’s amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2024. The adoption of ASU 2020-06 did not have a material impact on the Company’s unaudited condensed financial statements and disclosures.

Recent Accounting Pronouncements

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

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of the Initial Public Offering and the sale of the private placement warrants held in the Trust Account were initially invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. However, if the interest rates of U.S. Treasury obligations become negative, we may have less interest income available to us for payment of taxes, and a decline in the value of the assets held in the Trust Account could reduce the principal below the amount initially deposited in the Trust Account. In February of 2023 the Company’s trust balance was moved to an interest-bearing bank deposit account due to receiving a slightly higher interest rate from Citibank. At March 31, 2024 and December 31, 2023, the Company had $30,177,572 and $29,718,024 in the trust account, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to a material weakness in our internal controls over financial reporting of expense reimbursement accounting.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in (i) our final prospectus for our Initial Public Offering filed with the SEC on March 24, 2022, and (ii) our annual report on Form 10-K filed with the SEC on April 25, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in (i) our final prospectus for our Initial Public Offering filed with the SEC on March 24, 2022 or (ii) our annual report on Form 10-K filed with the SEC on April 25, 2024, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

RF ACQUISITION CORP.

By:	/s/ Tse Meng Ng
Name:	Tse Meng Ng
Title:	Chief Executive Officer
Date:	June 26, 2024

By:	/s/ Han Hsiung Lim
Name:	Han Hsiung Lim
Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	June 26, 2024