Form 10-Q
period 2024-06-30
RF Acquisition Corp.
filed 2024-08-23
CIK 1847607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 22, 2024, there were 5,819,649 of the registrant’s Class A Common Stock, par value $0.0001 per share, and 0 of the registrant’s Class B Common Stock, par value $0.0001 per share, issued and outstanding.

RF ACQUISITION CORP

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RF ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash	$118,349	$188,235
Prepaid expenses - current	42,500	57,967
Income tax receivable	7,839	—
Total Current Assets	168,688	246,202
Cash held in Trust Account	30,643,229	29,718,024
TOTAL ASSETS	$30,811,917	$29,964,226
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,616,655	$1,524,167
Deferred offering costs	399,220	—
Franchise tax payable	99,950	38,750
Income tax payable	—	50,465
Excise tax payable	906,736	906,736
Promissory note – related party	1,526,339	1,202,992
Due to sponsor	1,474,099	1,392,629
Total Liabilities	$6,022,999	$5,115,739
Commitments and Contingencies (Note 6)
Class A common stocks, 2,744,649 shares subject to possible redemption at June 30, 2024 and December 31, 2023, respectively	30,451,118	29,528,809
Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Class A Common Stock, $0.0001 par value; 380,000,000 shares authorized; 3,075,000 shares issued and outstanding (excluding 2,744,649 shares subject to redemption) at June 30, 2024 and December 31, 2023	308	308
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 0 issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	—	—
Accumulated Deficit	(5,662,508)	(4,680,630)
Total Stockholders’ Deficit	(5,662,200)	(4,680,322)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$30,811,917	$29,964,226

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Formation costs and other operating expenses	$369,446	$586,781	$592,615	$1,365,167
Loss from operations	(369,446)	(586,781)	(592,615)	(1,365,167)
Other income (expense):
Interest income	390,194	498,136	774,742	1,724,795
Franchise tax expenses	(50,000)	(50,000)	(100,000)	(100,996)
Tax underpayment penalty	—	(11,719)	—	(11,719)
Total other income, net	340,194	436,417	674,742	1,612,080
Income (loss) before income taxes	(29,252)	(150,364)	82,127	246,913
Provision for income taxes	(71,441)	(94,109)	(141,696)	(340,998)
Net loss	$(100,693)	$(244,473)	$(59,569)	$(94,085)
Weighted average shares outstanding of Class A common shares, redeemable	2,744,649	4,351,718	2,744,649	7,906,113
Basic and diluted net loss per share, Class A common shares, redeemable	$(0.02)	$(0.03)	$(0.01)	$(0.01)
Weighted average shares outstanding, Class A and Class B common shares, non-redeemable	3,075,000	3,075,000	3,075,000	3,075,000
Basic and diluted net loss per share, Class A and Class B common shares, non-redeemable	$(0.02)	$(0.03)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Shares		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2023	3,075,000	$308	—	—	—	$(4,680,630)	$(4,680,322)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(378,094)	(378,094)
Net income for the period	—	—	—	—	—	41,124	41,124
Balance - March 31, 2024	3,075,000	$308	—	—	—	$(5,017,600)	$(5,017,292)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(544,215)	(544,215)
Net loss for the period	—	—	—	—	—	(100,693)	(100,693)
Balance—June 30, 2024 (unaudited)	3,075,000	$308	—	—	—	$(5,662,508)	$(5,662,200)

RF ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Shares		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2022	200,000	$20	2,875,000	$288	—	$(152,238)	$(151,930)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(1,222,548)	(1,222,548)
Net income for the period	—	—	—	—	—	150,388	150,388
Balance—March 31, 2023 (unaudited)	200,000	$20	2,875,000	$288	—	$(1,224,398)	$(1,224,090)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(442,308)	(442,308)
Net loss for the period	—	—	—	—	—	(244,473)	(244,473)
Excise tax on stockholder redemption	—	—	—	—	—	(760,542)	(760,542)
Conversion of Class B ordinary shares to Class A ordinary shares	2,875,000	288	(2,875,000)	(288)	—	—	—
Balance—June 30, 2023 (unaudited)	3,075,000	$308	—	—	—	$(2,671,721)	$(2,671,413)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities:
Net loss	$(59,569)	$(94,085)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in trust Account	(774,742)	(1,724,795)
Changes in operating assets and liabilities:
Prepaid expenses	15,467	140,487
Accounts payable and accrued expenses	92,488	800,422
Due to sponsor	60,000	60,000
Income tax receivable	(7,839)	—
Income tax payable	(50,465)	37,108
Franchise tax payable	61,200	(154,355)
Deferred offering costs	399,220	—
Net cash used in by operating activities	$(264,240)	$(935,218)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(300,000)	(400,000)
Trust account withdrawal	—	76,054,240
Trust account withdrawal for tax payments	149,537	577,185
Net cash (used in) provided by investing activities	$(150,463)	$76,231,425

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	323,347	583,000
Proceeds from Sponsor for working capital	21,470	440,750
Payment to Redeeming Shareholders	—	(76,054,240)
Net cash (used in) provided by financing activities	$344,817	$(75,030,490)

Net Change in Cash	(69,886)	265,717
Cash – Beginning of period	188,235	19,759
Cash – End of period	$118,349	$285,476

Supplementary cash flow information:
Cash paid for income taxes	$200,000	$—

Non-cash investing and financing activities:
Accretion of Class A common stock subject to possible redemption	$922,309	$1,664,856
Excise tax payable	$—	$760,542

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

As of June 30, 2024, the Company had not yet commenced any operations. All activity for the period from January 11, 2021 (inception) through June 30, 2024, relates to the Company’s formation and the initial public offering (“the Initial Public Offering”) which is described below, and consists of evaluating target businesses and completing a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated (i) the sale of 4,050,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to RF Dynamic LLC (the “Sponsor”), generating gross proceeds of $4,050,000, which is described in Note 4, and (ii) the sale of 500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to Early Bird Capital, Inc. (“EBC”), generating gross proceeds of $500,000.

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

Transaction costs amounted to $3,803,330, consisting of $2,300,000 of underwriting fees and $1,503,330 of other offering costs. In addition, on June 30, 2024, cash of $118,349 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

In February of 2023 the Company’s trust balance was moved to an interest - bearing bank deposit account due to receiving a slightly higher interest rate from Citibank, N.A. (“Citibank” or “Citi”). At June 30, 2024 and December 31, 2023, the Company had $30,643,229 and $29,718,024 in the trust account respectively. On March 24, 2023, a special meeting was held where the Company’s shareholders approved a proposal (the “Extension Amendment” or “Extension Amendment Proposal”) to amend the Company’s amended and restated certificate of incorporation to give the Company the right to extend the date by which it has to consummate a business combination from March 28, 2023 to December 28, 2023, composed of an initial three-month extension and six subsequent one-month extensions, for a total of up to nine months after March 28, 2023, by depositing into the Trust Account (A) for the initial three-month extension, the lesser of (i) $300,000 or (ii) $0.12 for each share of the Company’s Class A Common Stock not redeemed in connection with the Charter Amendment Proposal, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $100,000 or (ii) $0.04 for each share of Class A Common Stock not redeemed in connection with the Extension Amendment Proposal, until December 28, 2023 in exchange for a noninterest bearing, unsecured promissory note payable upon consummation of a business combination. In connection therewith the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 7,391,973 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.29. On April 3, 2023, a total of $76,054,240 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 4,108,027 shares of Class A common stock outstanding.

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

On December 20, 2023, a special meeting was held where the Company’s stockholders approved (i) a proposal to amend the Company’s second amended and restated certificate of incorporation to give the Company the right to extend the date by which it has to consummate a business combination from December 28, 2023 to September 28, 2024, composed of an initial three-month extension and six subsequent one-month extensions, for a total of up to nine months after December 28, 2023, by depositing into the Trust Account (A) for the initial three-month extension, the lesser of (i) $225,000 or (ii) $0.09 for each share of the Company’s Class A common stock not redeemed in connection with the proposal, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $75,000 or (ii) $0.03 for each share of Class A common stock not redeemed in connection with the proposal, until September 28, 2024 in exchange for a non-interest-bearing, unsecured promissory note payable upon consummation of a business combination, and (ii) a proposal to remove the net tangible asset requirement in order to expand the methods that the Company may employ so as to not become subject to the “penny stock” rules of the United States Securities and Exchange Commission. At the special meeting the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 1,363,378 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.72. On December 26, 2023, a total of $14,619,421 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 5,819,649 shares of Class A common stock outstanding. On December 26, 2023, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $675,000 to cover the extension payments in connection with the updated Revised Extension Deadline (the “BC Extension Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) September 28, 2024, or (ii) the consummation of the Business Combination. Also on December 27, 2023, the Company deposited into the Trust Account $225,000 received from the Sponsor for the initial three-month extension. Subsequently on March 25, 2024, April 25, 2024, May 24, 2024, June 25, 2024, and July 24, 2024 an amount of $75,000 was made on each day from GCL Global Holdings Ltd (“GCL”) for the purposes of extending the business combination deadline. These payments from GCL are made per the terms of the Merger Agreement (see Note 5).

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

Going Concern and Liquidity

At June 30, 2024, the Company had $118,349 of cash and negative working capital of $5,854,311.

The Company’s liquidity needs up to March 28, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 5). As of June 30, 2024, there were no amounts outstanding under any Working Capital Loans.

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

In connection with the Company’s assessment of going concern considerations, the Company is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by September 28, 2024, there will be a mandatory liquidation and subsequent dissolution.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on April 25, 2024. The interim results for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Concentration of Credit and Inflation Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. In addition, inflation has been increasing in recent periods and is expected to continue to be volatile in the future. Our investment portfolio may experience the risk of realized losses on our short-term investments if we were to sell before maturity due to the market volatility caused by increased interest rates. At June 30, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $118,349 and $188,235 cash and cash equivalents as of June 30, 2024 and December 31, 2023, respectively.

Cash Held in Trust Account

The Company’s portfolio of investments held in trust consisted solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account were classified as trading securities. Trading securities were presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income earned on investments in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information In February of 2023 the Company’s trust balance was moved to an interest-bearing bank deposit account due to receiving a slightly higher interest rate from Citi. At June 30, 2024 and December 31, 2023, the Company had $30,643,229 and $29,718,024 in the trust account respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for the payment of interest and penalties as of June 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective income tax rate was (244.22)% and 172.54% for the three and six months ended June 30, 2024, respectively and (62.59)% and 131.85% for the three and six months ended June 30, 2023, respectively. The Company’s effective tax rate differed from the statutory rate of 21% primarily due to transaction costs incurred after the bright-line date and the valuation allowance on the company’s organizational costs.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2024.

Excise Taxes

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

One June 28, 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

On March 24, 2023, a special meeting was held where the Company approved the Extension Amendment, extending the date by which the Company must consummate a business combination. In connection the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 7,391,973 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.29. On April 3, 2023, a total of $76,054,240 in redemption payments were made in connection with this redemption. Following the redemption, the Company recorded $760,542 of excise tax expense and excise tax payable related to the redemption. On December 20, 2023, the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 1,363,378 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.72. On December 26, 2023, a total of $14,619,421 in redemption payments were made in connection with this redemption. Following the redemption, the Company recorded $146,194 of excise tax expense and excise tax payable related to the redemption. As of June 30, 2024 and December 31, 2023, the total excise tax payable was $906,736, respectively.

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

At June 30, 2024, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2022	$117,146,232
Less:
Stockholder redemption of 7,391,973 shares at redemption value	(76,054,240)
Stockholder redemption of 1,363,378 shares at redemption value	(14,619,421)
Add:
Accretion of carrying value to redemption value	3,056,238
Class A common stock subject to possible redemption at December 31, 2023	$29,528,809
Add:
Accretion of carrying value to redemption value	922,309
Class A common stock subject to possible redemption at June 30, 2024	$30,451,118

Net Income Per Share Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Basic income (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Consistent with FASB 480, common shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been included in the calculation of income (loss) per common share for the three and six months ended June 30, 2024 and June 30, 2023. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income (loss) per share includes the incremental number of common shares to be issued to settle warrants and rights, as calculated using the treasury method. For the three and six months ending June 30, 2024 and June 30, 2023 the Company did not have any dilutive warrants, rights, securities or other contracts that could potentially, be exercised or converted into common shares. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for all periods presented. Potentially diluted Class B shares subject to forfeiture upon the underwriter’s non exercise of the over-allotment option were excluded from the calculation for the period up until March 30, 2022 when the underwriters exercised the over-allotment option and those 375,000 shares were no longer subject to forfeiture.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except share amounts) for the three and six months ended June 30, 2024, and June 30, 2023:

	For the Three Months Ended		For the Six Months Ended		For the Three Months Ended		For the Six Months Ended
	June 30, 2024		June 30, 2024		June 30, 2023		June 30, 2023
	Class A,	Class A and Class B,	Class A,	Class A and Class B,	Class A,	Class A and Class B,	Class A,	Class A and Class B,
	redeemable	Non-redeemable	redeemable	Non-redeemable	redeemable	Non-redeemable	redeemable	Non-redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net income (loss), as adjusted	$(47,489)	$(53,204)	$(28,094)	$(31,475)	$(143,250)	$(101,223)	$(67,739)	$(26,346)
Denominator:
Basic and diluted weighted average shares outstanding	2,744,649	3,075,000	2,744,649	3,075,000	4,351,718	3,075,000	7,906,113	3,075,000
Basic and diluted net income (loss) per common share	$(0.02)	$(0.02)	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$(0.01)	$(0.01)

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

Administrative Services Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2024 and June 30, 2023, $30,000, respectively, has been incurred and unpaid. For the six months ended June 30, 2024 and June 30, 2023, $60,000, respectively, has been incurred and unpaid.

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

Deferred Offering Costs

GCL Global Limited has agreed to pay (i) any extension fees up to $100,000 per month on or after March 28, 2024, (ii) up to $100,000 for fees associated with the completion of the Company’s December 31, 2023 Form 10-K and March 31, 2024 Form 10-Q, and (iii) up to an additional $25,000 for the June 30, 2024 Form 10-Q. As of June 30, 2024 aggregated costs amounted to $399,220, which is to be settled upon the closing of an initial business combination.

Due to Sponsor

The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering. This amount is not interest bearing and due on demand by the Sponsor. As of June 30, 2024, $1,474,099 was due to Sponsor, of which $270,000 relates to office space, utilities and secretarial and administrative support provided by the Sponsor and the remaining was used for working capital expenses. As of December 31, 2023, $1,392,629 was due to the Sponsor, of which $210,000 relates to office space, utilities and secretarial and administrative support provided by the Sponsor the remaining was used for working capital expenses.

Promissory Note – Related Party

The sponsor has agreed to loan the Company up to $300,000 in the aggregate, to be used for a portion of the expenses of the Initial Public Offering. The loans will be non-interest bearing, unsecured and due at the earlier of December 31, 2023 or the closing of the Initial Public Offering. As of June 30, 2024 and December 31, 2023 the Company has not drawn down on the promissory note.

On March 13, 2023, a Director of the Company, Melvin Xeng Thou Ong agreed to loan the Sponsor an aggregate of up to $600,000 to be used for (i) extension payments in connection with the business combination, and (ii) working capital requirements (the “Director Promissory Note”). On June 24, 2023, the Director Promissory note was amended and restated to increase the principal amount of the note to $1,200,000. The Director Promissory Note bears no interest and matures on the later of: (i) December 28, 2023, or (ii) the date that the Company consummates an initial business combination. On February 17, 2024, the Director Promissory Note was amended and restated to increase the principal amount of the note to $2,000,000. The Director Promissory Note bears no interest and matures on the later of: (i) December 28, 2024, or (ii) the date that the Company consummates an initial business combination. The Company had a balance of $1,526,339 and $1,202,992 as of June 30, 2024 and December 31, 2023, respectively, outstanding on the Director Promissory Note, of which $1,125,000 was allocated to extension payments and the remainder dedicated to working capital requirements. Also on December 27, 2023, the Company deposited into the Trust Account $225,000 provided by the Sponsor for the initial three-month extension. This amount is reflected as a liability within the Promissory note – related party line item of the accompanying balance sheet.

On March 24, 2023, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $900,000 to cover the extension payments in connection with the Revised Extension Deadline (the “Extension Promissory Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) December 28, 2023, or (ii) the consummation of the Business Combination. As of June 30, 2024, the Company had not drawn on the Extension Promissory

Note. Additionally, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $675,000 on December 26, 2023 to cover the extension payments in connection with the updated Revised Extension Deadline (the “BC Extension Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) September 28, 2024, or (ii) the consummation of the Business Combination. As of June 30, 2024, the Company had not drawn on the BC Extension Note.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. On April 12, 2021, the Company issued to EBC and/or its designees an aggregate of 200,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there was 3,075,000 shares of Class A common stock issued and outstanding, excluding 2,744,649 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share, except that, prior to the completion of a Business Combination, only holders of the Company’s Class B common stock have the right to vote on the election of directors. On January 21, 2021, the Company issued 2,875,000 shares of Class B common stock to the Sponsor, including an aggregate of up to 375,000 shares of Class B common stock that are subject to forfeiture, to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the Sponsor will own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the private placement warrants and the EBC founder shares). On March 30, 2022, the underwriter exercised their over-allotment option to purchase an additional 1,500,000 Units at $10.00 per Unit. As a result, the Founder Shares were no longer subject to forfeiture.

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

On June 26, 2023, the Company’s board of directors unanimously consented to the conversion of the Company’s shares of Class B common stock to shares of Class A common stock on a one-for one basis. On June 26, 2023, RF Dynamic LLC, the sole holder of Class B common stock, also consented to the conversion of the Company’s Class B Common Stock to shares of Class A common stock on a one-for-one basis. On July 7, 2023, the Company instructed its transfer agent to initiate the conversion of the shares of Class B common stock to shares of Class A common stock. An aggregate of 2,875,000 shares of Class B common stock with a par value of $0.0001 per share was converted into 2,875,000 shares of Class A common stock with a par value of $0.0001. As of June 30, 2024 and December 31, 2023, there were 0 Class B common stock issued and outstanding.

Warrants - Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. Accordingly, as of June 30, 2024 and December 31, 2023, 2,744,649 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2024	December 31, 2023
Assets:
Cash held in Trust Account	1	$30,643,229	$29,718,024

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the six-month period ended June 30, 2024 and the period from January 1, 2023, through December 31, 2023.

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except for the following:

On July 24, 2024 an amount of $75,000 was made from GCL for the purposes of extending the business combination deadline to August 28, 2024.

On August 12, 2024 the Company made additional draw down of $99,589 under the Director Promissory Note.

RFAC’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

References in this report (the “Quarterly Report”) to “we,” “us”, “RFAC” or the “Company” refer to RF Acquisition Corp. References to our “management” or our “Management Team” refer to our officers and directors, and references to the “Sponsor” refer to RF Dynamic LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

RFAC is a blank check company incorporated on January 11, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. RFAC intends to effectuate a business combination using cash from the proceeds of its IPO and the RFAC Private Placement Warrants, the proceeds of the sale of equity or equity-linked securities or through loans, advances or other indebtedness in connection with a business combination, shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing.

RFAC expects to continue to incur significant costs in the pursuit of a business combination. RFAC cannot assure you that its plans to complete the Business Combination will be successful.

Results of Operations

RFAC’s only activities from January 11, 2021 (inception) through June 30, 2024, were those related to its formation, the preparation for its IPO and, since the closing of the IPO, the search for a prospective business combination. RFAC has neither engaged in any operations nor generated any operating revenues to date. RFAC will not generate any operating revenues until after completion of the Business Combination, at the earliest. RFAC incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective business combination.

For the three months ended June 30, 2024, RFAC had a net loss of $100,693, which is comprised of $390,194 of interest income offset by $369,446 of formation and operating expenses, $71,441 in income tax expenses and $50,000 in franchise tax expenses.

For the three months ended June 30, 2023, RFAC had a net loss of $244,473, which is comprised of $586,781 of formation and operating expenses, $498,136 interest income, $94,109 in income tax expenses, $50,000 in franchise tax expenses and $11,719 of tax underpayment expense.

For the six months ended June 30, 2024, RFAC had a net loss of $59,569 which is comprised of $774,742 of interest income offset by $592,615 of formation and operating expenses, $141,696 in income tax expenses and $100,000 in franchise tax expenses

For the six months ended June 30, 2023, we had a net loss of $94,085, which is comprised of $1,365,167 of formation and operating expenses, $1,724,795 interest income, $340,998 in income tax expenses, $100,996 in franchise tax expenses and $11,719 of tax underpayment expense.

Liquidity and Going Concern

On March 28, 2022, RFAC consummated the IPO of 10,000,000 units, generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, pursuant to the RFAC Private Placement Warrants Purchase Agreements, RFAC completed the private sale of 4,050,000 RFAC Private Placement Warrants to the Sponsor at a purchase price of $1.00 per RFAC Private Placement Warrant, and 500,000 RFAC Private Placement Warrants to EBC, generating gross proceeds to RFAC of $4,550,000.

On March 30, 2022, the underwriters fully exercised the over-allotment option and purchased an additional 1,500,000 RFAC Units, generating an aggregate of gross proceeds of $15,000,000. Simultaneously with the closing of the exercise of the over-allotment option, RFAC completed the private sale of an aggregate of (i) 400,500 RFAC Private Placement Warrants to the Sponsor, at a purchase price of $1.00 per RFAC Private Placement Warrant, generating gross proceeds of $400,500, and (ii) 49,500 RFAC Private Placement Warrants to EBC, at a purchase price of $1.00 per RFAC Private Placement Warrant, generating gross proceeds of $49,500.

Following the closing of the IPO on March 28, 2022 and the exercise of the over-allotment option on March 30, 2022, an amount of $116,150,000 from the net proceeds was placed in the Trust Account. Transaction costs amounted to $3,803,330 consisting of $2,300,000 of underwriting fees, and $1,503,330 of other costs.

On March 24, 2023, a special meeting was held where RFAC approved the amendment and restatement of its amended and restated certificate of incorporation thereby extending the date by which RFAC must consummate a business combination to December 28, 2023. In connection the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 7,391,973 shares of RFAC Class A Common Stock exercised their right to redeem at a per share redemption price of approximately $10.29.

On April 3, 2023, a total of $76,054,240 in redemption payments were made in connection therewith. Following the redemption, RFAC had a total of 4,108,027 shares of RFAC Class A Common Stock outstanding and $42,266,506 in the Trust Account. Following the redemption, RFAC recorded $760,542 of excise tax expense and excise tax payable related to the redemption.

On December 20, 2023, a special meeting was held where RFAC Stockholders approved a proposal to amend the RFAC Charter to give RFAC the right to extend the date by which it has to consummate a business combination from December 28, 2023, to September 28, 2024. In connection therewith the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 1,363,378 shares of RFAC Class A Common Stock exercised their right to redemption at a per share redemption price of approximately $10.72. On December 22, 2023, a total of $14,619,421 in redemption payments were made in connection with the redemption. On December 27, 2023, RFAC deposited into the Trust Account $225,000, which amount was provided by the Sponsor, and extended the deadline to complete the business combination from December 28, 2023 to March 28, 2024. On each of March 25, 2024, April 25, 2024, May 24, 2024, June 25, 2024, and July 24, 2024, RFAC deposited into the Trust Account $75,000, which amount was provided by the GCL, and extended the deadline to complete the business combination to August 28, 2024.

Following the redemption, RFAC had a total of 2,744,649 shares of RFAC Class A Common Stock outstanding held by public shareholders and $29,430,708 in the Trust Account. As a result of the redemptions, RFAC now has less liquidity and fewer round-lot holders of RFAC Public Shares, which may make it more difficult for PubCo to meet all of the Nasdaq listing requirements. Since it is a condition to closing to receive the approval for listing by Nasdaq or the NYSE of the shares of PubCo to be issued in connection with the transactions contemplated by the Merger Agreement, the reduced public float may make it more difficult for RFAC to meet all of the Nasdaq listing requirements, and to consummate the Business Combination.

As of June 30, 2024 and December 31, 2023, RFAC had $30,643,229 and $29,718,024 cash held in the Trust Account, respectively. RFAC intends to use substantially all of the funds held in the Trust Account to complete the Business Combination. To the extent that its shares or debt is used, in whole or in part, as consideration to complete the Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue RFAC’s growth strategies.

As of June 30, 2024 and December 31, 2023, RFAC had cash of $118,349 and $188,235 held outside of the Trust Account, respectively and had a working capital deficit of $5,854,311. RFAC intends to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete the Business Combination.

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of RFAC’s officers and directors may, but are not obligated to, loan RFAC working capital loans. If RFAC completes the Business Combination, RFAC would repay such loaned amounts. If the Business Combination does not close, RFAC may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from its Trust Account would be used for such repayment.

In connection with RFAC’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” RFAC has until September 28, 2024 (“Revised Extension Deadline”), to consummate a business combination. It is uncertain that RFAC will be able to consummate a business combination by the specified period. If a business combination is not consummated by the Revised Extension Deadline, and RFAC decides not to further extend the period of time to consummate a business combination, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about RFAC’s ability to continue as a going concern one year from the date that its financial statements are issued. RFAC’s financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should RFAC be unable to continue as a going concern.

The following table presents information about the RFAC’s cash flow activities for the six months ended June 30, 2024 and June 30, 2023:

	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,
	2024	2023
Cash Flows from Operating Activities:	$(264,239)	$(935,218)
Cash Flows from Investing Activities:	(150,464)	76,231,425
Cash Flows from Financing Activities:	$344,817	$(75,030,490)

Operating Activities

RFAC used cash for operating activities primarily for operating purposes related to administration of RFAC’s activities.

Investing Activities

The cash used in investing was due to the extension payment made in June 2024 that was deposited into the Trust Account.

Financing Activities

RFAC’s cash provided by financing activities was due to proceeds from the Director Promissory Note as well as proceeds from the Sponsor.

Related Party Transactions

Founder Shares

On January 21, 2021, RFAC issued an aggregate of 2,875,000 Sponsor Founder Shares to the Sponsor in exchange for cash of $25,000. The Sponsor Founder Shares include an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s overallotment is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of RFAC’s issued and outstanding shares after the IPO.

As a result of the underwriter’s election to exercise their over-allotment option on March 30, 2022, 375,000 Sponsor Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed not to, except to permitted transferees, transfer, assign or sell any of its Sponsor Founder Shares until the earlier to occur of: (A) one year after the completion of a business combination or (B) the date on which RFAC completes a liquidation, merger, capital stock exchange or similar transaction that results in all of RFAC’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of RFAC Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the Business Combination, the Sponsor Founder Shares will be released from the lock-up.

On June 26, 2023, RFAC’s board of directors unanimously consented to the conversion of the shares of RFAC Class B Common Stock to shares of RFAC Class A Common Stock on a one-for one basis. On June 26, 2023, RF Dynamic LLC, the sole holder of RFAC Class B Common Stock, also consented to the conversion of the shares of RFAC Class B Common Stock to shares of RFAC Class A Common Stock on a one-for-one basis. On July 7, 2023, RFAC instructed its transfer agent to initiate the conversion of the shares of RFAC Class B Common Stock to shares of RFAC Class A Common Stock. An aggregate of 2,875,000 shares of RFAC Class B Common Stock with a par value of $0.0001 per share was converted into 2,875,000 shares of RFAC Class A Common Stock with a par value of $0.0001.

Related Party Loans

The Sponsor agreed to loan RFAC an aggregate of up to $300,000 in the aggregate, to cover expenses related to the IPO pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) September 30, 2022, or (ii) the closing of the IPO. As of June 30, 2024, RFAC has not drawn down on the Note.

On March 13, 2023, Melvin Xeng Thou Ong agreed to loan the Sponsor an aggregate of up to $600,000 to be used for (i) extension payments in connection with the business combination, and (ii) working capital requirements (as amended, the “Director Promissory Note”). The Director Promissory Note bears no interest and matures on the earlier of: (i) December 28, 2023, or (ii) the date that RFAC consummates an initial business combination. On June 24, 2023, the Director Promissory Note was amended and restated to increase the principal amount of the note to $1,200,000. On February 17, 2024, the Director Promissory Note was amended and restated to increase the principal amount of the note to $2,000,000. The Director Promissory Note bears no interest and matures on the later of: (i) December 28, 2024, or (ii) the date that the RFAC consummates an initial business combination. RFAC had $1,526,339 and $1,202,992 as of June 30, 2024 and December 31, 2023, outstanding on the Director Promissory Note, respectively, of which $1,125,000 was allocated to extension payments and the remainder dedicated to working capital requirements.

On March 24, 2023, RFAC and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan RFAC the principal sum of $900,000 to cover the extension payments in connection with the Revised Extension Deadline (the “Extension Promissory Note”). The promissory note was non- interest bearing and is payable on the earlier of (1) December 28, 2023, or (ii) the consummation of a business combination. As of June 30, 2024, RFAC has not drawn down on the Extension Promissory Note.

On December 26, 2023, RFAC and Sponsor entered into a promissory note (the “BC Extension Note”) pursuant to which the Sponsor agreed to loan RFAC the principal sum of $675,000 to cover the extension payments in connection with extensions from December 28, 2023, to September 28, 2024, each as approved at the special meeting of shareholders held on December 20, 2023. The promissory note was non-interest bearing and is payable on the earlier of (1) September 28, 2024, or (ii) promptly after the consummation of the business combination. As of the June 30, 2024, RFAC has not drawn down on the BC Extension Note.

Due to Sponsor

The Sponsor has paid expenses on behalf of RFAC, the amount is not interest bearing and due on demand by the Sponsor. As of June 30, 2024 and December 31, 2023, the total amount due to Sponsor was $1,474,099 and $1,392,629, respectively.

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of RFAC’s officers and directors may, but are not obligated to, loan RFAC working capital loans. If RFAC completes a business combination, RFAC would repay such loaned amounts. If a business combination does not close, RFAC may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from its Trust Account would be used for such repayment.

Contractual Obligations

Administrative Services Agreement

Commencing on the date of the IPO and until completion of RFAC’s business combination or liquidation, RFAC will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative support provided to RFAC. Upon completion of a business combination or RFAC’s liquidation, RFAC will cease paying these monthly fees. For the six months ended June 30, 2024 and June 30, 2023, RFAC recognized $60,000 in connection with such services, respectively.

Registration and Stockholder Rights

The holders of the Sponsor Founder Shares, RFAC Private Placement Warrants and any warrants that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO, requiring RFAC to register such securities for resale (in the case of the Sponsor Founder Shares, only after conversion to RFAC Class A Common Stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that RFAC register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination and rights to require RFAC to register for resale such securities pursuant to Rule 415 under the Securities Act. RFAC will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the IPO, or $2,300,000. On March 30, 2022, the underwriters fully exercised the over-allotment option and purchased an additional 1,500,000 over-allotment Units, generating an aggregate of gross proceeds of $15,000,000.

Business Combination Marketing Agreement

On March 23, 2022, RFAC engaged EBC as an advisor in connection with a business combination to assist RFAC in holding meetings with its stockholders to discuss the potential business combination and the target business’ attributes, introduce RFAC to potential investors that are interested in purchasing RFAC’s securities in connection with a business combination, assist RFAC with its press releases and public filings in connection with a business combination. RFAC will pay EBC a cash fee for such services upon the consummation of a business combination in an amount equal to 3.5% of the gross proceeds of IPO.

Additionally, RFAC will pay EBC a cash fee equal to 1.0% of the total consideration payable in the proposed business combination if it introduces RFAC to the target business with which RFAC completes a business combination; provided that the foregoing fee will not be paid prior to the date that is 90 days from the effective date of the IPO, unless the FINRA determines that such payment would not be deemed underwriters’ compensation in connection with the IPO pursuant to FINRA Rule 5110.

EBC Founder Shares

On April 12, 2021, RFAC issued to EBC and or designees an aggregate of 200,000 shares of RFAC Class A Common Stock at a price of $0.0001 per share for a total consideration of $20. RFAC accounts for the fair value of the EBC Founder Shares over consideration paid as offering cost of the IPO, with a corresponding credit to stockholder’s equity.

RFAC estimated the fair value of the EBC Founder Shares to be $519,415 and is recorded as an offering cost with a corresponding increase in stockholder’s equity. RFAC established the initial fair value of the EBC Founder Shares on April 12, 2021, using a probability weighted model for the EBC Founder Shares. The EBC Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a business combination, the probability of the IPO, and other risk factors.

EBC (and/or its designees) has agreed not to transfer, assign or sell any such shares without RFAC’s prior written consent until the completion of the Business Combination. In addition, EBC (and/or its designees) has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if RFAC fails to complete the Business Combination by September 28, 2024.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement pursuant to FINRA Rule 5110(g)(1). Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement except to any underwriter and selected dealer that participated in RFAC’s IPO and their bona fide officers or partners.

Critical Accounting Estimates

This management’s discussion and analysis of RFAC’s financial condition and results of operations is based on RFAC’s financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of RFAC’s financial statements requires RFAC to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in RFAC’s financial statements. On an ongoing basis, RFAC evaluates its estimates and judgments, including those related to fair value of financial instruments and accrued expenses. RFAC bases its estimates on historical experience, known trends and events and various other factors that RFAC believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently Issued Accounting Standards

In August 2020, FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. RFAC is currently evaluating the impact this guidance will have on its financial statements.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on RFAC’s financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. RFAC qualifies as an “emerging growth company” under the JOBS Act and is allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. RFAC is electing to delay the adoption of new or revised accounting standards, and as a result, RFAC may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, RFAC’s financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, RFAC is in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” RFAC chooses to rely on such exemptions RFAC may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on RFAC’s system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the

Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of RFAC’s IPO or until RFAC is no longer an “emerging growth company,” whichever is earlier.

Off-Balance Sheet Arrangements

As of June 30, 2024, RFAC did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments.

Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of the IPO and the sale of the private placement warrants held in the Trust Account were initially invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, RFAC believes there will be no associated material exposure to interest rate risk. However, if the interest rates of U.S. Treasury obligations become negative, RFAC may have less interest income available to us for payment of taxes, and a decline in the value of the assets held in the Trust Account could reduce the principal below the amount initially deposited in the Trust Account. In February of 2023, RFAC’s trust balance was moved to an interest-bearing bank deposit account due to receiving a slightly higher interest rate from Citibank. At June 30, 2024 and December 31, 2023, RFAC had $30,643,229 and $29,718,024 in the trust account, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to a material weakness in our internal control over financial reporting in connection with lack of controls to assure the accuracy and completeness of accrued expenses and classification and presentation of expense reimbursement accounting.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

RF ACQUISITION CORP.

By:	/s/ Tse Meng Ng
Name:	Tse Meng Ng
Title:	Chief Executive Officer
Date:	August 22, 2024

By:	/s/ Han Hsiung Lim
Name:	Han Hsiung Lim
Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	August 22, 2024