Form 10-Q
period 2024-09-30
RF Acquisition Corp.
filed 2024-11-20
CIK 1847607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 19, 2024, there were 4,649,369 of the registrant’s Class A Common Stock, par value $0.0001 per share, and 0 of the registrant’s Class B Common Stock, par value $0.0001 per share, issued and outstanding.

RF ACQUISITION CORP

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	1

	Condensed Statements of Operations for the Three and Nine Months ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Deficit for the Three and Nine Months ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RF ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash	$18,452	$188,235
Prepaid expenses - current	21,500	57,967
Franchise tax receivable	53,650	—
Income tax receivable	82,315	—
Total Current Assets	175,917	246,202
Cash held in Trust Account	17,693,877	29,718,024
TOTAL ASSETS	$17,869,794	$29,964,226
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,010,686	$1,524,167
Deferred offering costs	554,980	—
Franchise tax payable	—	38,750
Income tax payable	—	50,465
Excise tax payable	1,038,102	906,736
Promissory note – related party	1,725,687	1,202,992
Due to sponsor	1,504,559	1,392,629
Total Liabilities	$6,834,014	$5,115,739
Commitments and Contingencies (Note 6)
Class A common stocks, 1,574,369 and 2,744,649 shares subject to possible redemption at September 30, 2024 and December 31, 2023, respectively	17,729,841	29,528,809
Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Class A Common Stock, $0.0001 par value; 380,000,000 shares authorized; 3,075,000 shares issued and outstanding (excluding 1,574,369 and 2,744,649 shares subject to redemption, respectively) at September 30, 2024 and December 31, 2023	308	308
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 0 issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	—	—
Accumulated Deficit	(6,694,369)	(4,680,630)
Total Stockholders’ Deficit	(6,694,061)	(4,680,322)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$17,869,794	$29,964,226

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Formation costs and other operating expenses	$750,495	$331,438	$1,343,110	$1,696,605
Loss from operations	(750,495)	(331,438)	(1,343,110)	(1,696,605)
Other income (expense):
Interest income	385,833	488,791	1,160,574	2,213,586
Franchise tax expenses	(50,000)	(50,000)	(150,000)	(150,996)
Tax underpayment penalty	—	—	—	(11,719)
Total other income, net	335,833	438,791	1,010,574	2,050,871
Income (loss) before income taxes	(414,662)	107,353	(332,536)	354,266
Provision for income taxes	(70,524)	(92,146)	(212,220)	(433,144)
Net loss	$(485,186)	$15,207	$(544,756)	$(78,878)
Weighted average shares outstanding of Class A common shares, redeemable	2,655,606	4,108,027	2,714,751	6,626,172
Basic and diluted net loss per share, Class A common shares, redeemable	$(0.08)	$0.00	$(0.09)	$(0.01)
Weighted average shares outstanding, Class A and Class B common shares, non-redeemable	3,075,000	3,075,000	3,075,000	3,075,000
Basic and diluted net loss per share, Class A and Class B common shares, non-redeemable	$(0.08)	$0.00	$(0.09)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Shares		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2023	3,075,000	$308	—	—	—	$(4,680,630)	$(4,680,322)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(378,094)	(378,094)
Net income for the period	—	—	—	—	—	41,124	41,124
Balance—March 31, 2024 (unaudited)	3,075,000	$308	—	—	—	$(5,017,600)	$(5,017,292)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(544,215)	(544,215)
Net loss for the period	—	—	—	—	—	(100,693)	(100,693)
Balance—June 30, 2024 (unaudited)	3,075,000	$308	—	—	—	$(5,662,508)	$(5,662,200)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(415,309)	(415,309)
Net loss for the period	—	—	—	—	—	(485,186)	(485,186)
Excise tax on stockholder redemption	—	—	—	—	—	(131,366)	(131,366)
Balance—September 30, 2024 (unaudited)	3,075,000	$308	—	—	—	$(6,694,369)	$(6,694,061)

RF ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Shares		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2022	200,000	$20	2,875,000	$288	—	$(152,238)	$(151,930)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(1,222,548)	(1,222,548)
Net income for the period	—	—	—	—	—	150,388	150,388
Balance—March 31, 2023 (unaudited)	200,000	$20	2,875,000	$288	—	$(1,224,398)	$(1,224,090)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(442,308)	(442,308)
Net loss for the period	—	—	—	—	—	(244,473)	(244,473)
Excise tax on stockholder redemption	—	—	—	—	—	(760,542)	(760,542)
Conversion of Class B ordinary shares to Class A ordinary shares	2,875,000	288	(2,875,000)	(288)	—	—	—
Balance—June 30, 2023 (unaudited)	3,075,000	$308	—	—	—	$(2,671,721)	$(2,671,413)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(646,645)	(646,645)
Net income for the period	—	—	—	—	—	15,207	15,207
Balance—September 30, 2023 (unaudited)	3,075,000	$308	—	$—	—	$(3,303,159)	$(3,302,851)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RF ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities:
Net loss	$(544,756)	$(78,878)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in trust Account	(1,160,574)	(2,213,586)
Changes in operating assets and liabilities:
Prepaid expenses	36,467	213,661
Accounts payable and accrued expenses	486,520	752,276
Due to sponsor	90,000	90,000
Income tax receivable, net	(132,780)	129,254
Franchise tax receivable, net	(92,400)	(145,605)
Deferred offering costs	554,980	—
Net cash used in operating activities	$(762,543)	$(1,252,878)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(450,000)	(700,000)
Trust account withdrawal	13,136,586	76,054,240
Trust account withdrawal for tax payments	498,135	618,435
Net cash provided by investing activities	$13,184,721	$75,972,675

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	522,695	793,000
Proceeds from Sponsor for working capital	21,930	525,750
Payment to Redeeming Shareholders	(13,136,586)	(76,054,240)
Net cash used in financing activities	$(12,591,961)	$(74,735,490)

Net Change in Cash	(169,783)	(15,693)
Cash – Beginning of period	188,235	19,759
Cash – End of period	$18,452	$4,066

Supplementary cash flow information:
Cash paid for income taxes	$(345,000)	$303,890

Non-cash investing and financing activities:
Accretion of Class A common stock subject to possible redemption	$1,337,618	$2,311,501
Excise tax payable	$131,366	$760,542

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

As of September 30, 2024, the Company had not yet commenced any operations. All activity for the period from January 11, 2021 (inception) through September 30, 2024, relates to the Company’s formation and the initial public offering (“the Initial Public Offering”) which is described below, and consists of evaluating target businesses and completing a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $3,803,330, consisting of $2,300,000 of underwriting fees and $1,503,330 of other offering costs. In addition, on September 30, 2024, cash of $18,452 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

In February of 2023 the Company’s trust balance was moved to an interest - bearing bank deposit account due to receiving a slightly higher interest rate from Citibank, N.A. (“Citibank” or “Citi”). At September 30, 2024 and December 31, 2023, the Company had $17,693,877 and $29,718,024 in the trust account respectively. On March 24, 2023, a special meeting was held where the Company’s shareholders approved a proposal (the “Extension Amendment” or “Extension Amendment Proposal”) to amend the Company’s amended and restated certificate of incorporation to give the Company the right to extend the date by which it has to consummate a business combination from March 28, 2023 to December 28, 2023, composed of an initial three-month extension and six subsequent one-month extensions, for a total of up to nine months after March 28, 2023, by depositing into the Trust Account (A) for the initial three-month extension, the lesser of (i) $300,000 or (ii) $0.12 for each share of the Company’s Class A Common Stock not redeemed in connection with the Charter Amendment Proposal, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $100,000 or (ii) $0.04 for each share of Class A Common Stock not redeemed in connection with the Extension Amendment Proposal, until December 28, 2023 in exchange for a noninterest bearing, unsecured promissory note payable upon consummation of a business combination. In connection therewith the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 7,391,973 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.29. On April 3, 2023, a total of $76,054,240 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 4,108,027 shares of Class A common stock outstanding.

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

On December 20, 2023, a special meeting was held where the Company’s stockholders approved (i) a proposal to amend the Company’s second amended and restated certificate of incorporation to give the Company the right to extend the date by which it has to consummate a business combination from December 28, 2023 to September 28, 2024, composed of an initial three-month extension and six subsequent one-month extensions, for a total of up to nine months after December 28, 2023, by depositing into the Trust Account (A) for the initial three-month extension, the lesser of (i) $225,000 or (ii) $0.09 for each share of the Company’s Class A common stock not redeemed in connection with the proposal, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $75,000 or (ii) $0.03 for each share of Class A common stock not redeemed in connection with the proposal, until September 28, 2024 in exchange for a non-interest-bearing, unsecured promissory note payable upon consummation of a business combination, and (ii) a proposal to remove the net tangible asset requirement in order to expand the methods that the Company may employ so as to not become subject to the “penny stock” rules of the United States Securities and Exchange Commission. At the special meeting the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 1,363,378 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.72. On December 26, 2023, a total of $14,619,421 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 5,819,649 shares of Class A common stock outstanding. On December 26, 2023, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $675,000 to cover the extension payments in connection with the updated Revised Extension Deadline (the “BC Extension Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) September 28, 2024, or (ii) the consummation of the Business Combination. Also on December 27, 2023, the Company deposited into the Trust Account $225,000 received from the Sponsor for the initial three-month extension. Subsequently on March 25, 2024, April 25, 2024, May 24, 2024, June 25, 2024, July 24, 2024, and August 23, 2024 an amount of $75,000 was made on each day from GCL Global Holdings Ltd (“GCL”) for the purposes of extending the business combination deadline. These payments from GCL are made per the terms of the Merger Agreement (see Note 5). On September 23, 2024, another special meeting (the “Special Meeting”) was held where the Company’s stockholders approved the proposal (the “Extension Amendment Proposal”) to amend the Company’s second amended and restated certificate of incorporation to give the Company the right to extend the date by which it has to consummate a business combination from September 28, 2024 to March 28, 2025, composed of six monthly extensions after September 28, 2024, by depositing into the Trust Account for each of the six monthly extensions, $0.03 for each share of Class A Common Stock not redeemed in connection with the Extension Amendment Proposal, until March 28, 2025 in exchange for a non-interest-bearing, unsecured promissory note payable upon consummation of a business combination. Also at the Special Meeting, stockholders of record were provided the opportunity to exercise their redemption rights. Stockholders properly elected to redeem an aggregate of 1,170,280 Class A common stock at a redemption price of approximately $11.23 per share. On September 25, 2024, a total of $13,136,586 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 4,649,369 shares of Class A common stock outstanding. On September 30, 2024, the parties to the Merger Agreement entered into that certain Fourth Amendment to Merger Agreement (as clarified on October 15, 2024) pursuant to which the parties have agreed to, among other things, extend the deadline for the parties to complete the Business Combination (as defined in the Merger Agreement) to March 28, 2025. GCL Global also agreed to pay for up to six (6) months of extension fees starting September 28, 2024 and other third-party vendor expenses incurred by the Company in connection with the Business Combination, for an aggregate of up to $500,000 (the “Amendment Expenses”), subject to a dollar-for-dollar reduction to the Maximum Allowable SPAC Transaction Expenses (as such term is defined in the Merger Agreement) and reimbursement by the Sponsor in the event that the Amendment Expenses paid exceeds five percent (5%) of the total amount of Transaction Financing (as defined in the Merger Agreement) (not including the balance of the Trust Account) the Company has received from the Sponsor, its affiliate, or any party introduced by the Sponsor to the Company that was not already known to the Company (see Note 11).

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

If the Company is unable to complete a Business Combination within the extended deadline of March 28, 2025 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern and Liquidity

At September 30, 2024, the Company had $18,452 of cash and negative working capital of $6,658,098.

The Company’s liquidity needs up to March 28, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 5). As of September 30, 2024, there were no amounts outstanding under any Working Capital Loans.

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

Our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control. If the Company does not consummate a business combination by November 28, 2024, which can be extended to March 28, 2025 (by depositing monthly extensions into the Trust Account in the amount of $.03 for each share of Class A common stock not redeemed in connection with the Extension Amendment Proposal), the Company may seek additional shareholder approval to further extend the deadline to consummate a business combination.

In connection with the Company’s assessment of going concern considerations, the Company is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by March 28, 2025, there will be a mandatory liquidation and subsequent dissolution.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on April 25, 2024. The interim results for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Concentration of Credit and Inflation Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. In addition, inflation has been increasing in recent periods and is expected to continue to be volatile in the future. Our investment portfolio may experience the risk of realized losses on our short-term investments if we were to sell before maturity due to the market volatility caused by increased interest rates. At September 30, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $18,452 and $188,235 cash and cash equivalents as of September 30, 2024 and December 31, 2023, respectively.

Cash Held in Trust Account

The Company’s portfolio of investments held in trust consisted solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account were classified as trading securities. Trading securities were presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income earned on investments in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information In February of 2023 the Company’s trust balance was moved to an interest-bearing bank deposit account due to receiving a slightly higher interest rate from Citi. At September 30, 2024 and December 31, 2023, the Company had $17,693,877 and $29,718,024 in the trust account respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for the payment of interest and penalties as of September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective income tax rate was (17.01)% and (63.82)% for the three and nine months ended September 30, 2024, respectively and 85.83% and 122.27% for the three and nine months ended September 30, 2023, respectively. The Company’s effective tax rate differed from the statutory rate of 21% primarily due to transaction costs incurred after the bright-line date and the valuation allowance on the company’s organizational costs.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2024.

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

One June 28, 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. Additionally, the Company will need to remit payment and file a return for the liability incurred between January 1, 2024 through December 31, 2024 on or before October 31, 2025.

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

On September 23, 2024, a special meeting was held where the Company’s stockholders approved the proposal to amend the Company’s second amended and restated certificate of incorporation to give the Company the right to extend the date by which it has to consummate a business combination from September 28, 2024 to March 28, 2025, composed of six monthly extensions after September 28, 2024, by depositing into the Trust Account for each of the six monthly extensions, $0.03 for each share of Class A Common Stock not redeemed in connection with the Extension Amendment Proposal, until March 28, 2025 in exchange for a non-interest-bearing, unsecured promissory note payable upon consummation of a business combination. Also at the Special Meeting, stockholders of record were provided the opportunity to exercise their redemption rights. Stockholders properly elected to redeem an aggregate of 1,170,280 Class A common stock at a redemption price of approximately $11.23 per share. On September 25, 2024, a total of $13,136,586 in redemption payments were made in connection with this redemption. Following the redemption, the Company recorded $131,366 of excise tax expense and excise tax payable related to the redemption. As of September 30, 2024 and December 31, 2023, the total excise tax payable was $1,038,102 and $906,736, respectively.

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

At September 30, 2024, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2022	$117,146,232
Less:
Stockholder redemption of 7,391,973 shares at redemption value	(76,054,240)
Stockholder redemption of 1,363,378 shares at redemption value	(14,619,421)
Add:
Accretion of carrying value to redemption value	3,056,238
Class A common stock subject to possible redemption at December 31, 2023	$29,528,809
Add:
Accretion of carrying value to redemption value	1,337,618
Less:
Stockholder redemption of 1,170,280 shares at redemption value	(13,136,586)
Class A common stock subject to possible redemption at September 30, 2024	$17,729,841

Net Income Per Share Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Basic income (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Consistent with FASB 480, common shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been included in the calculation of income (loss) per common share for the three and nine months ended September 30, 2024 and September 30, 2023. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income (loss) per share includes the incremental number of common shares to be issued to settle warrants and rights, as calculated using the treasury method. For the three and nine months ending September 30, 2024 and September 30, 2023 the Company did not have any dilutive warrants, rights, securities or other contracts that could potentially, be exercised or converted into common shares. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for all periods presented. Potentially diluted Class B shares subject to forfeiture upon the underwriter’s non exercise of the over-allotment option were excluded from the calculation for the period up until March 30, 2022 when the underwriters exercised the over-allotment option and those 375,000 shares were no longer subject to forfeiture.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except share amounts) for the three and nine months ended September 30, 2024, and September 30, 2023:

	For the Three Months Ended		For the Nine Months Ended		For the Three Months Ended		For the Nine Months Ended
	September 30, 2024		September 30, 2024		September 30, 2023		September 30, 2023
	Class A,	Class A and Class B,	Class A,	Class A and Class B,	Class A,	Class A and Class B,	Class A,	Class A and Class B,
	redeemable	Non-redeemable	redeemable	Non-redeemable	redeemable	Non-redeemable	redeemable	Non-redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net income (loss), as adjusted	$(224,839)	$(260,348)	$(255,431)	$(289,326)	$8,697	$6,510	$(53,876)	$(25,002)
Denominator:
Basic and diluted weighted average shares outstanding	2,655,606	3,075,000	2,714,751	3,075,000	4,108,027	3,075,000	6,626,172	3,075,000
Basic and diluted net income (loss) per common share	$(0.08)	$(0.08)	$(0.09)	$(0.09)	$0.00	$0.00	$(0.01)	$(0.01)

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

Administrative Services Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2024 and September 30, 2023, $30,000, respectively, has been incurred and unpaid. For the nine months ended September 30, 2024 and September 30, 2023, $90,000, respectively, has been incurred and unpaid.

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

Deferred Offering Costs

GCL Global Limited has agreed to pay (i) any extension fees up to $100,000 per month on or after March 28, 2024, (ii) up to $100,000 for fees associated with the completion of the Company’s December 31, 2023 Form 10-K and March 31, 2024 Form 10-Q, and (iii) up to an additional $25,000 for the June 30, 2024 Form 10-Q. As of September 30, 2024, the aggregated costs paid by GCL Global Limited amounted to $554,980, of which $450,000 relates to extension fees to be settled upon the closing of an initial business combination.

Due to Sponsor

The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering. This amount is not interest bearing and due on demand by the Sponsor. As of September 30, 2024, $1,504,559 was due to Sponsor, of which $300,000 relates to office space, utilities and secretarial and administrative support provided by the Sponsor and the remaining was used for working capital expenses. As of December 31, 2023, $1,392,629 was due to the Sponsor, of which $210,000 relates to office space, utilities and secretarial and administrative support provided by the Sponsor the remaining was used for working capital expenses.

Promissory Note – Related Party

The sponsor has agreed to loan the Company up to $300,000 in the aggregate, to be used for a portion of the expenses of the Initial Public Offering. The loans will be non-interest bearing, unsecured and due at the earlier of December 31, 2023 or the closing of the Initial Public Offering. As of September 30, 2024 and December 31, 2023 the Company has not drawn down on the promissory note.

On March 13, 2023, a Director of the Company, Melvin Xeng Thou Ong agreed to loan the Sponsor an aggregate of up to $600,000 to be used for (i) extension payments in connection with the business combination, and (ii) working capital requirements (the “Director Promissory Note”). On June 24, 2023, the Director Promissory note was amended and restated to increase the principal amount of the note to $1,200,000. The Director Promissory Note bears no interest and matures on the later of: (i) December 28, 2023, or (ii) the date that the Company consummates an initial business combination. On February 17, 2024, the Director Promissory Note was amended and restated to increase the principal amount of the note to $2,000,000. The Director Promissory Note bears no interest and matures on the later of: (i) December 28, 2024, or (ii) the date that the Company consummates an initial business combination. The Company had a balance of $1,725,687 and $1,202,992 as of September 30, 2024 and December 31, 2023, respectively, outstanding on the Director Promissory Note, of which $1,125,000 was allocated to extension payments and the remainder dedicated to working capital requirements. Also on December 27, 2023, the Company deposited into the Trust Account $225,000, which amount was provided by the Sponsor from the funds granted in connection with the Director Promissory Note issued by Melvin Xeng Thou, for the initial three-month extension. This amount is reflected as a liability within the Promissory note – related party line item of the accompanying balance sheet.

On March 24, 2023, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $900,000 to cover the extension payments in connection with the Revised Extension Deadline (the “Extension Promissory Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) December 28, 2023, or (ii) the consummation of the Business Combination. As of September 30, 2024, the Company had not drawn on the Extension Promissory Note. Additionally, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $675,000 on December 26, 2023 to cover the extension payments in connection with the updated Revised Extension Deadline (the “BC Extension Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) September 28, 2024, or (ii) the consummation of the Business Combination. As of September 30, 2024, the Company had not drawn on the BC Extension Note.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. On April 12, 2021, the Company issued to EBC and/or its designees an aggregate of 200,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there was 3,075,000 shares of

Class A common stock issued and outstanding, excluding 1,574,369 shares of Class A common stock subject to possible redemption, respectively.

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

On June 26, 2023, the Company’s board of directors unanimously consented to the conversion of the Company’s shares of Class B common stock to shares of Class A common stock on a one-for one basis. On June 26, 2023, RF Dynamic LLC, the sole holder of Class B common stock, also consented to the conversion of the Company’s Class B Common Stock to shares of Class A common stock on a one-for-one basis. On July 7, 2023, the Company instructed its transfer agent to initiate the conversion of the shares of Class B common stock to shares of Class A common stock. An aggregate of 2,875,000 shares of Class B common stock with a par value of $0.0001 per share was converted into 2,875,000 shares of Class A common stock with a par value of $0.0001. As of September 30, 2024 and December 31, 2023, there were 0 Class B common stock issued and outstanding.

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

NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. Accordingly, as of September 30, 2024 and December 31, 2023, 1,574,369 and 2,744,649 shares of Class A common stock, respectively, subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2024	December 31, 2023
Assets:
Cash held in Trust Account	1	$17,693,877	$29,718,024

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the nine-month period ended September 30, 2024 and the period from January 1, 2023, through December 31, 2023.

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

On October 1, 2024 and October 28, 2024, pursuant to the Fourth Amendment to Merger Agreement, GCL paid $47,231, respectively, in extension fees in connection with the Business Combination.

On October 15, 2024 the Company filed an amendment to the Extension Amendment Proposal through a Form 8-K clarifying that a non-interest-bearing, unsecured promissory note payable upon the consummation of the business combination will not be issued in exchange for the six extension payments from GCL as initially noted in the Fourth Amendment to Merger Agreement pursuant to which the parties have agreed to, among other things, extend the deadline for the parties to complete the Business Combination (as defined in the Merger Agreement) to March 28, 2025.

On October 30, 2024, the Company was informed by Nasdaq that it had not regained compliance within the allowed period with regard to the 400 total required holders for continued listing on the Nasdaq Global Market per the noticed received on April 29, 2024. Unless an appeal is made, the Company’s securities will be delisted, with trading suspended on November 8, 2024, and a Form 25-NSE filed to remove the securities from Nasdaq. The Company appealed the decision and requested a hearing to the Nasdaq Hearings Panel, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800. On November 6, 2024 the Company received a letter indicating a hearing has been set for December 19, 2024 and that the delisting action has been stayed pending a final written decision by the Nasdaq Hearings Panel.

ITEM 2. RFAC’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

RFAC’s only activities from January 11, 2021 (inception) through September 30, 2024, were those related to its formation, the preparation for its IPO and, since the closing of the IPO, the search for a prospective business combination. RFAC has neither engaged in any operations nor generated any operating revenues to date. RFAC will not generate any operating revenues until after completion of the Business Combination, at the earliest. RFAC incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective business combination.

For the three months ended September 30, 2024, RFAC had a net loss of $485,186, which is comprised of $385,833 of interest income offset by $750,495 of formation and operating expenses, $70,524 in income tax expenses and $50,000 in franchise tax expenses.

For the three months ended September 30, 2023, we had a net income of $15,207, which is comprised of $331,438 of formation and operating expenses, $488,791 interest income, $92,146 in income tax expenses, and $50,000 in franchise tax expenses.

For the nine months ended September 30, 2024, RFAC had a net loss of $544,756 which is comprised of $1,160,574 of interest income offset by $1,343,110 of formation and operating expenses, $212,220 in income tax expenses and $150,000 in franchise tax expenses.

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

On December 20, 2023, a special meeting was held where RFAC Stockholders approved a proposal to amend the RFAC Charter to give RFAC the right to extend the date by which it has to consummate a business combination from December 28, 2023, to September 28, 2024. In connection therewith the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 1,363,378 shares of RFAC Class A Common Stock exercised their right to redemption at a per share redemption price of approximately $10.72. On December 22, 2023, a total of $14,619,421 in redemption payments were made in connection with the redemption. On December 27, 2023, RFAC deposited into the Trust Account $225,000, which amount was provided by the Sponsor, and extended the deadline to complete the business combination from December 28, 2023 to March 28, 2024. On each of March 25, 2024, April 25, 2024, May 24, 2024, June 25, 2024, July 24, 2024, and August 23, 2024, RFAC deposited into the Trust Account $75,000, which amount was provided by the GCL, and extended the deadline to complete the business combination to August 28, 2024. On September 23, 2024, a special meeting was held where the Company’s stockholders of record approved a proposal to amend the Company’s second amended and restated certificate of incorporation to give the Company the right to extend the date by which it has to consummate a business combination from September 28, 2024 to March 28, 2025, composed of six monthly extensions after September 28, 2024, by depositing into the Trust Account for each of the six monthly extensions, $0.03 for each share of Class A Common Stock not redeemed in connection with the Extension Amendment Proposal. The Company’s stockholders were also provided the opportunity to exercise their redemption rights. Stockholders properly elected to redeem an aggregate of 1,170,280 Class A common stock at a redemption price of approximately $11.23 per share. On September 25, 2024, a total of $13,136,586 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 4,649,369 shares of Class A common stock outstanding.

Following the redemption, RFAC had a total of 1,574,369 shares of RFAC Class A Common Stock subject to possible redemption and $17,693,877 in the Trust Account. As a result of the redemptions, RFAC now has less liquidity and fewer round-lot holders of RFAC Public Shares, which may make it more difficult for PubCo to meet all of the Nasdaq listing requirements. Since it is a condition to closing to receive the approval for listing by Nasdaq or the NYSE of the shares of PubCo to be issued in connection with the transactions contemplated by the Merger Agreement, the reduced public float may make it more difficult for RFAC to meet all of the Nasdaq listing requirements, and to consummate the Business Combination.

As of September 30, 2024 and December 31, 2023, RFAC had $17,693,877 and $29,718,024 cash held in the Trust Account, respectively. RFAC intends to use substantially all of the funds held in the Trust Account to complete the Business Combination. To the extent that its shares or debt is used, in whole or in part, as consideration to complete the Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue RFAC’s growth strategies.

As of September 30, 2024 and December 31, 2023, RFAC had cash of $18,452 and $188,235 held outside of the Trust Account, respectively and had a working capital deficit of $6,658,098. RFAC intends to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete the Business Combination.

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

In connection with RFAC’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” RFAC has until March 28, 2025 (“Revised Extension Deadline”), to consummate a business combination. It is uncertain that RFAC will be able to consummate a business combination by the specified period. If a business combination is not consummated by the Revised Extension Deadline, and RFAC decides not to further extend the period of time to consummate a business combination, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about RFAC’s ability to continue as a going concern one year from the date that its financial statements are issued. RFAC’s financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should RFAC be unable to continue as a going concern.

The following table presents information about the RFAC’s cash flow activities for the nine months ended September 30, 2024 and September 30, 2023:

	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2024	2023
Cash Flows from Operating Activities:	$(762,543)	$(1,252,878)
Cash Flows from Investing Activities:	13,184,721	75,972,675
Cash Flows from Financing Activities:	$(12,591,961)	$(74,735,490)

Operating Activities

RFAC used cash for operating activities primarily for operating purposes related to administration of RFAC’s activities.

Investing Activities

The cash provided by investing was due to withdrawals from the trust account for redemption payments.

Financing Activities

RFAC’s cash used in financing activities was due to redemption payments made in August 2024.

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

Related Party Loans

The Sponsor agreed to loan RFAC an aggregate of up to $300,000 in the aggregate, to cover expenses related to the IPO pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) September 30, 2022, or (ii) the closing of the IPO. As of September 30, 2024, RFAC has not drawn down on the Note.

On March 13, 2023, Melvin Xeng Thou Ong agreed to loan the Sponsor an aggregate of up to $600,000 to be used for (i) extension payments in connection with the business combination, and (ii) working capital requirements (as amended, the “Director Promissory Note”). The Director Promissory Note bears no interest and matures on the earlier of: (i) December 28, 2023, or (ii) the date that RFAC consummates an initial business combination. On June 24, 2023, the Director Promissory Note was amended and restated to increase the principal amount of the note to $1,200,000. On February 17, 2024, the Director Promissory Note was amended and restated to increase the principal amount of the note to $2,000,000. The Director Promissory Note bears no interest and matures on the later of: (i) December 28, 2024, or (ii) the date that the RFAC consummates an initial business combination. RFAC had $1,725,687 and $1,202,992 as of September 30, 2024 and December 31, 2023, outstanding on the Director Promissory Note, respectively, of which $1,125,000 was allocated to extension payments and the remainder dedicated to working capital requirements.

On March 24, 2023, RFAC and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan RFAC the principal sum of $900,000 to cover the extension payments in connection with the Revised Extension Deadline (the “Extension Promissory Note”). The promissory note was non- interest bearing and is payable on the earlier of (1) December 28, 2023, or (ii) the consummation of a business combination. As of September 30, 2024, RFAC has not drawn down on the Extension Promissory Note.

On December 26, 2023, RFAC and Sponsor entered into a promissory note (the “BC Extension Note”) pursuant to which the Sponsor agreed to loan RFAC the principal sum of $675,000 to cover the extension payments in connection with extensions from December 28, 2023, to September 28, 2024, each as approved at the special meeting of shareholders held on December 20, 2023. The promissory note was non-interest bearing and is payable on the earlier of (1) September 28, 2024, or (ii) promptly after the consummation of the business combination. As of the September 30, 2024, RFAC has not drawn down on the BC Extension Note.

Due to Sponsor

The Sponsor has paid expenses on behalf of RFAC, the amount is not interest bearing and due on demand by the Sponsor. As of September 30, 2024 and December 31, 2023, the total amount due to Sponsor was $1,504,559 and $1,392,629, respectively.

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

Contractual Obligations

Administrative Services Agreement

Commencing on the date of the IPO and until completion of RFAC’s business combination or liquidation, RFAC will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative support provided to RFAC. Upon completion of a business combination or RFAC’s liquidation, RFAC will cease paying these monthly fees. For the nine months ended September 30, 2024 and September 30, 2023, RFAC recognized $90,000 in connection with such services, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, RFAC did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments.

Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of the IPO and the sale of the private placement warrants held in the Trust Account were initially invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, RFAC believes there will be no associated material exposure to interest rate risk. However, if the interest rates of U.S. Treasury obligations become negative, RFAC may have less interest income available to us for payment of taxes, and a decline in the value of the assets held in the Trust Account could reduce the principal below the amount initially deposited in the Trust Account. In February of 2023, RFAC’s trust balance was moved to an interest-bearing bank deposit account due to receiving a slightly higher interest rate from Citibank. At September 30, 2024 and December 31, 2023, RFAC had $17,693,877 and $29,718,024 in the trust account, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to a material weakness in our internal control over financial reporting in connection with lack of controls to assure the accuracy and completeness of accrued expenses and classification and presentation of expense reimbursement accounting and excise taxes payable.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 23, 2024, the Company held a special meeting of stockholders at which holders of 5,125,385 Class A common stock, par value $0.0001 per share, and no Class B common stock, par value $0.0001 per share, were present in person or by proxy, representing approximately 88.07% of the voting power of the 5,819,649 issued and outstanding common stock entitled to vote at the special meeting as of the close of business on August 27, 2024, which was the record date for the special meeting. In connection with the special meeting, stockholders properly elected to redeem an aggregate of 1,170,280 Class A common stock at a redemption price of approximately $11.23 per share (the “Redemption”), for an aggregate redemption amount of approximately $13,136,585.44. Following the Redemption, approximately $17,672,550.92 remained in the RFAC trust account. Additionally, at the special meeting the Company stockholders approved the proposal to amend the Company’s second amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination from September 28, 2024 to March 28, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1

Fourth Amendment to Merger Agreement dated as of September 30, 2024 (as clarified on October 15, 2024) by and among RF Acquisition Corp., GCL Global Holdings Ltd, Grand Centrex Limited, GCL Global Limited and RF Dynamic LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2024).

3.1

Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of RF Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2024).

10.1

Form of Convertible Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2024).

10.2	Form of Convertible Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
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

RF ACQUISITION CORP.

By:	/s/ Tse Meng Ng
Name:	Tse Meng Ng
Title:	Chief Executive Officer
Date:	November 19, 2024

By:	/s/ Han Hsiung Lim
Name:	Han Hsiung Lim
Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	November 19, 2024