Form 10-K
period 2024-12-31
RF Acquisition Corp.
filed 2025-02-14
CIK 1847607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s Class A Common Stock outstanding at June 30, 2024, other than shares of common stock held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Common Stock on such date, as reported by the Nasdaq Stock Market LLC, was $74,990,802.

As of February 13, 2025, there were 3,126,396 shares of the registrant’s Class A Common Stock, par value $0.0001 per share, and 0 of the registrant’s Class B Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DEFINED TERMS

Unless otherwise stated in this annual report on Form 10-K for the year ended December 31, 2024 (this “Form 10-K”), references to:

●	“Charter” means the Amended and Restated Certificate of Incorporation of RF Acquisition Corp prior to the Special Meeting, and the Second Amended and Restated Certificate of Incorporation of RF Acquisition Corp after the Special Meeting.
●	“RF Acquisition,” “RFAC,” “we,” “us,” “Company” or “our Company” are to RF Acquisition Corp., a Delaware corporation;
●	“Common Stock,” are to shares of common stock, par value $0.0001 per share, of RFAC
●	“Founder Shares” are to shares of Class B Common Stock initially purchased by our sponsor in a private placement prior to our Initial Public Offering and the shares of Class A Common Stock that will be issued upon the automatic conversion of the shares of Class B Common Stock at the time of our Business Combination as described herein;
●	“Class A Common Stock” means the Class A Common Stock, par value $0.0001 per share, of RFAC;
●	“Class B Common Stock” means the Class B Common Stock, par value $0.0001 per share, of RFAC;
●	“EarlyBirdCapital” is EarlyBirdCapital, Inc., the underwriter in our initial public offering.
●	“EBC Founder Shares” are to shares of Class A Common Stock that were issued to EarlyBirdCapital at $0.0001 per share.
●	“Initial Stockholders” are to holders of our founder shares prior to our initial public offering;
●	“Insiders” are the officers, directors, advisors, and Initial Stockholders in the Company;
●	“Rights” means, collectively, the rights, each of which is exchangeable into one-tenth of one share of Class A Common Stock of RFAC, which were sold as part of the Units to the public stockholders;
●	“Units” means a unit consisting of one share of Class A Common Stock, one redeemable Warrant and one Right;
●	“Management” or our “Management Team” are to our executive officers and directors;
●	“Public Shares” are to shares of our Class A Common Stock initially sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“Public Stockholders” are to the holders of our public shares, including our Initial Stockholders and management team to the extent they purchased public shares;
●	“Public Warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);
●	“Private Placement Warrants” are to the warrants issued to our Sponsor, Insiders, and EarlyBirdCapital each in a private placement simultaneously with the closing of our initial public offering
●	“Sponsor” is to RF Dynamic LLC, a Delaware limited liability company; and
●	“Warrants” are to our Public Warrants and Private Placement Warrants.
●	“Business Combination” means a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
●	“Revised Extension Deadline” means the extended deadline (Extension #1), as approved by the stockholders at the Special Meeting, by which we must consummate our Business Combination, from March 28, 2023 to December 28, 2023, which is comprised of an initial three month extension and six subsequent one-month extensions, for a total of up to nine months, by depositing into the Trust Account (A) for the initial three (3) month extension, the lesser of (i) $300,000 or (ii) $0.12 for each Class A Common Stock not redeemed in connection with the extension, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $100,000 or (ii) $0.04 for each Class A Common Stock not redeemed in connection with the extension until December 28, 2023 in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination. Subsequently, on December 20, 2023, the stockholders approved a second extension which extended the “Revised Extension Deadline” from December 28, 2023 to September 28, 2024. This extension (Extension #2) is comprised of an initial three month extension and six subsequent one-month extensions, for a total of up to nine months, by depositing into the Trust Account (A) for the initial three (3) month extension, the lesser of (i) $225,000 or (ii) $0.09 for each Class A Common Stock not redeemed in connection with the extension, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $75,000 or (ii) $0.03 for each Class A Common Stock not redeemed in connection with the extension until September 28, 2024 in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination. On September 23, 2024, another Special Meeting (the “Special Meeting”) was held where the Company’s stockholders approved the proposal (the “Extension Amendment Proposal”) to amend the Company’s second amended and restated certificate of incorporation to give the Company the right to extend the date by which it has to consummate a business combination from September 28, 2024 to March 28, 2025, composed of six monthly extensions after September 28, 2024, by depositing into the Trust Account for each of the six monthly extensions, $0.03 for each share of Class A Common Stock not redeemed.
●	“Special Meeting” means the special meeting of stockholders of RF Acquisition Corp. held on March 24, 2023 and December 20, 2023, and September 23 2024, as applicable.
●	“Combination Period” means the period to consummate the initial business combination.

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

The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. As of December 31, 2024 the Company had not yet commenced any operations. All activities for the period from January 11, 2021 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or the “Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company selected December 31 as its fiscal year end.

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

We expect that all remaining costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded with the proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. As of December 31, 2024, proceeds held outside the Trust Account was $40,511. However, if those funds are not sufficient to cover the remaining costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those remaining costs and expenses.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any Right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the Underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2024, we have access to $40,511 from the proceeds of our Initial Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). If we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2024, as required by the Sarbanes-Oxley Act. Only if we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

On October 30, 2024, the Company received written notice from the listing qualifications department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company had not regained compliance with Nasdaq Listing Rule 5450(a)(2) within the 180 calendar day compliance period. Subsequently, the Company appealed this determination and requested a hearing to the Nasdaq Hearings Panel (the “Panel”). On November 6, 2024, Nasdaq granted the Company a hearing on December 19, 2024 with the Panel.

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

On January 21, 2025, the Company received a written notice from Nasdaq stating that, based on the information presented at the hearing on December 19, 2024, the Panel has determined to grant the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with Listing Rule 5405 on or before March 23, 2025.

On January 23, 2025, RF Acquisition Corp. held a special meeting of stockholders at which the Company’s stockholders approved the following proposals: (i) a proposal to (a) adopt the agreement and plan of merger, dated as of October 18, 2023 (as amended on December 1, 2023, December 15, 2023, January 31, 2024, September 30, 2024, and as may be further amended, supplemented, or otherwise modified from time to time, the “Merger Agreement”) by and among the Company, GCL Global Holdings Ltd, a Cayman Islands exempted company limited by shares (“PubCo”), Grand Centrex Limited, a British Virgin Islands business company, GCL Global Limited, a Cayman Islands exempted company limited by shares, and, for the limited purposes set forth therein, RF Dynamic LLC, a Delaware limited liability company, and (b) adopt the transactions and proposed business combination, (ii) a proposal to approve, on a non-binding advisory basis, certain governance provisions in the amended and restated memorandum and articles of association of PubCo, (iii) a proposal to approve, for purposes of complying with Nasdaq Listing Rule 5635, the issuance of PubCo Ordinary Shares in connection with the Business Combination, (iv) a proposal to approve the PubCo Equity Incentive Plan, and (v) a proposal to adjourn the Special Meeting to a later date or dates, if necessary. In connection with the Special Meeting stockholders holding 1,522,973 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account.

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

The Company has exercised extensions in connection with the consummation of the Business Combination. In the event the Company decides to further extend the period of time to consummate the Business Combination, as approved by the Company’s stockholders at the special meetings held on March 24, 2023, December 20, 2023, and September 23, 2024 investors will have no voting rights and no redemption rights in connection with such extensions.

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

On December 28, 2023, The company was granted the right to extend the date by which it has to consummate a Business Combination from December 28, 2023 to September 28, 2024 (the “Revised Extension Deadline”), composed of an initial three-month extension and six subsequent one-month extensions, for a total of up to nine months after September 28, 2024, by depositing into the Trust Account (A) for the initial three-month extension, the lesser of (i) $225,000 or (ii) $0.09 for each share of the Company’s Class A Common Stock not redeemed in connection with the Charter Amendment Proposal, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $75,000 or (ii) $0.03 for each share of Class A Common Stock not redeemed in connection with the Charter Amendment Proposal, until December 28, 2023 in exchange for a noninterest bearing, unsecured promissory note payable upon consummation of a Business Combination. On December 28, 2023, the Company exercised the first of seven potential extensions by depositing $225,000 into the Trust Account. If the Company exercises the additional extension options (i) the Company may redeem 100% of the Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, subject to applicable law and certain conditions as further described herein; and (ii) investors will have no voting rights and no redemption rights in connection with the additional six one-month extensions

On September 23, 2024, a special meeting was held where the Company’s stockholders approved the proposal to amend the Company’s second amended and restated certificate of incorporation to give the Company the right to extend the date by which it has to consummate a business combination from September 28, 2024 to March 28, 2025, composed of six monthly extensions after September 28, 2024, by depositing into the Trust Account for each of the six monthly extensions, $0.03 for each share of Class A Common Stock not redeemed in connection with the Extension Amendment Proposal, until March 28, 2025 in exchange for a non-interest-bearing, unsecured promissory note payable upon consummation of a business combination. Also at the Special Meeting, stockholders of record were provided the opportunity to exercise their redemption rights. Stockholders properly elected to redeem an aggregate of 1,170,280 Class A common stock at a redemption price of approximately $11.23 per share. On September 25, 2024, a total of $13,136,586 in redemption payments were made in connection with this redemption, leaving a total of  1,574,369 shares of Class A Common Stock outstanding and available for redemption.  On January 25, 2025, a special meeting was held and stockholders elected to redeem an aggregate of  1,522,973 shares of Class A Common Stock at a redemption price of approximately $11.55 per share.

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

As of February 13, 2025, our Initial Stockholders own 92.0% of our outstanding common stock. Our Initial Stockholders and Management Team may from time to time purchase Class A Common Stock prior to our Business Combination. Our Charter provides that, if we seek stockholder approval of a Business Combination, such Business Combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the Founder Shares. As a result, in addition to our Initial Stockholders’ Founder Shares, and EBC Founder Shares, we would need no shares Public Shares sold in our Initial Public Offering to be voted in favor of a Business Combination in order to have our Business Combination approved. Accordingly, if we seek stockholder approval of our Business Combination, the agreement by our Initial Stockholders and Management Team to vote in favor of our Business Combination will increase the likelihood that we will receive the requisite stockholder approval for such Business Combination.

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

The net proceeds of our Initial Public Offering originally left $990,000 available to us outside the Trust Account to fund our working capital requirements. As of December 31, 2024, we had $40,511 available to us outside of the Trust Account. If we are required to seek even more additional capital, we would need to borrow funds from our Sponsor, Management Team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our Management Team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. Prior to the completion of our Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our Public Stockholders may only receive an estimated $10.10 per share, or possibly less, on our redemption of our Public Shares, and our Warrants and Rights will expire worthless.

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

Our Charter authorizes the issuance of up to 380,000,000 shares of Class A Common Stock, par value $0.0001 per share, 20,000,000 shares of Class B Common Stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of February 13, 2025, there are 51,396 Class A Common Stock outstanding and 3,075,000 non-redeemable Class A Common Stock outstanding. The Class B Common Stock was converted into Class A Common Stock at a one-for-one ratio but subject to adjustment as set forth herein and in our Charter. There are currently no shares of Class B Common Stock or preferred stock issued and outstanding.

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

The financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is a Special Purpose Acquisition Company that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before September 28, 2024, or by making certain extension deposits into the Company's Trust Account, extend the business combination deadline by an additional six months through March 28, 2025. The Company entered into an agreement and plan of merger with a business combination target on October 18, 2023; however, the completion of this transaction is subject to the approval of the Company's stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to March 28, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after March, 28, 2025, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

As of December 31, 2022, of the net proceeds from our Initial Public Offering and the Private Placements, $117,724,476 was available to complete our Business Combination and pay related fees and expenses. On March 24, 2023, the stockholders of record were provided the opportunity to exercise their redemption rights in connection with a Special Meeting. A total of 7,391,973 shares of Class A common stock were redeemed and $76,054,240 in redemption payments made in connection with the Special Meeting. On December 20, 2023, the stockholders of record were provided with the opportunity to exercise their redemption rights. A total of 1,363,378 shares of Class A stock were redeemed and $14,619,421 in redemption payments made, leaving a total of 2,744,649 shares of Class A common stock subject to possible redemption outstanding and $29,430,708 in the Trust Account after redemptions. On September 23, 2024, the stockholders of record were provided with the opportunity to exercise their redemptions rights. A total of 1,170,280 shares of Class A stock were redeemed and $13,136,586 in redemption payments were made, leaving a total of 1,574,369 of Class A common stock subject to possible redemption outstanding and $17,672,551 in the Trust Account after redemptions. On January 25, 2025, the stockholders of record were provided with the opportunity to exercise their redemptions rights. A total of 1,522,973 shares of Class A Common Stock were redeemed at a redemption price of approximately $11.55 per share.

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

(b)Holders

As of February 10, 2025, there are 3,126,396  shares of Class A Common Stock outstanding. There were also 1 holder of record of our Units, 5 holders of record of our Class A common stock, 3 holders of record of our Warrants, and 1 holder of record of our Rights.

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

We consummated our Initial Public Offering from which we derived gross proceeds of approximately $116 million (inclusive of the full exercise of the underwriter’s over-allotment option on March 30, 2022), and incurred offering costs of $1,503,330, exclusive of $2.3 million of underwriting discount and $4.0 million in marketing fees. On March 24, 2023, the stockholders of record were provided the opportunity to exercise their redemption rights in connection with a Special Meeting. A total of 7,391,973 shares of Class A common stock were redeemed and $76,054,240 in redemption payments made in connection with the Special Meeting.  On December 20, 2023, the stockholders of record were provided with the opportunity to exercise their redemption rights. A total of 1,363,378 shares of Class A stock were redeemed and $14,619,421 in redemption payments made, leaving a total of 2,744,649 shares of Class A common stock subject to possible redemption outstanding and $29,430,708 in the Trust Account after redemptions. On September 23, 2024, the stockholders of record were provided with the opportunity to exercise their redemptions rights.  A total of 1,170,280 shares of Class A stock were redeemed and $13,136,586 in redemption payments were made, leaving a total of 1,574,369 of Class A common stock subject to possible redemption outstanding and $17,672,551 in the Trust Account after redemptions. On January 25, 2025, the stockholders of record were provided with the opportunity to exercise their redemptions rights. A total of 1,522,973 shares of Class A Common Stock were redeemed at a redemption price of approximately $11.55 per share.

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

Results of Operations

Our only activities from January 11, 2021 (inception) through December 31, 2024, were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our Business Combination, at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with searching for a prospective Business Combination.

For the twelve months ended December 31, 2024, we had a net loss of $1,015,914, which is comprised of $1,934,067 of formation and operating expenses, $1,362,218 interest income, $244,065 in income tax expenses, and $200,000 in franchise tax expenses. For the twelve months ended December 31, 2023, we had a net loss of $565,418, which is comprised of $2,620,882 of formation and operating expenses, $2,822,256 interest income, $550,465 in income tax expenses, $15,331 in tax underpayment penalty and $200,996 in franchise tax expenses.

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

As of December 31, 2024 and December 31, 2023, we had $18,084,445 and $29,718,024 investments held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

As of December 31, 2024 and December 31, 2023, we had cash of $40,511 and $188,235 held outside of the Trust Account, respectively and had a working capital deficit of $7,519,823 and $4,869,537. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses or their representative or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. On March 24, 2023, the stockholders of record were provided the opportunity to exercise their redemption rights in connection with a Special Meeting. A total of 7,391,973 shares of Class A common stock were redeemed and $76,054,240 in redemption payments made in connection with the Special Meeting.

On December 20, 2023, the stockholders of record were provided with the opportunity to exercise their redemption rights. A total of 1,363,378 shares of Class A stock were redeemed and $14,619,421 in redemption payments made, leaving a total of 2,744,649 shares of Class A common stock subject to possible redemption outstanding and $29,430,708 in the Trust Account after redemptions. On September 23, 2024, the stockholders of record were provided with the opportunity to exercise their redemptions rights.  A total of 1,170,280 shares of Class A stock were redeemed and $13,136,586 in redemption payments were made, leaving a total of 1,574,369 of Class A common stock subject to possible redemption  outstanding and $17,672,551 in the Trust Account after redemptions.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The Company has until March 28, 2025 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by the Revised Extension Deadline, and the Company decides not to further extend the period of time to consummate a Business Combination, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Related Party Loans

The Sponsor agreed to loan the Company an aggregate of up to $300,000 in the aggregate, to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) September 30, 2022 or (ii) the closing of the Initial Public Offering. As of December 31, 2023, the Company has not drawn down on the promissory note. On March 13, 2023, a Director of the Company, Melvin Xeng Thou Ong agreed to loan the Sponsor an aggregate of up to $600,000 to be used for (i) extension payments in connection with the business combination, and (ii) working capital requirements (the “Director Promissory Note”). On June 24, 2023, the Director Promissory note was amended and restated to increase the principal amount of the note to $1,200,000. On February 17, 2024, the Director Promissory Note was amended and restated to increase the principal amount of the note to $2,000,000. As of December 31, 2024, the Company has drawn down $1,825,452 on the Director Promissory Note. The Director Promissory Note bears no interest and matures on the later of: (i) December 28, 2024, or (ii) the date that the Company consummates an initial business combination.

On March 24, 2023, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $900,000 to cover the extension payments in connection with the Revised Extension Deadline (the “Extension Promissory Note”). The promissory note was non-interest bearing and is payable on the earlier of (i) December 28, 2023, or (ii) the consummation of the Business Combination. As of December 31, 2024, the Company had not drawn on the promissory note.

On December 26, 2023, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $675,000 to cover the extension payments in connection with the updated Revised Extension Deadline (the “Extension Promissory Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) September 28, 2024, or (ii) the consummation of the Business Combination. As of December 31, 2024, the Company had not drawn on the promissory note.

Due to Sponsor

The Sponsor has paid expenses on behalf of the Company, the amount is not interest bearing and due on demand by the Sponsor. As of December 31, 2024 and December 31, 2023, the total amount due to Sponsor was $1,545,279 and $1,392,629, respectively.

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

Contractual Obligations

Administrative Services Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s Business Combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. Given the timing of the Company’s Initial Public Offering, for the twelve months ended December 31, 2024 and December 31, 2023, the company recognized $120,000 and $120,000 in connection with such services, respectively.

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

Operating Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chairman and Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the CODM comprehensively manages the entire business. Accordingly, the Company does not accumulate discrete financial information with respect to separate divisions and does not have separate operating or reportable segments. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815–40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. The ASU’s amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2024. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted this guidance as of January 1, 2024.  The adoption resulted in disclosure changes only.

Recently Issued Accounting Standards

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of December 31, 2024, we did not have changes in, or disagreements with, our independent registered public accounting firm on our accounting and financial disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to a material weakness in our internal control over financial reporting in connection with lack of controls to assure the accuracy and completeness of accrued expenses and excise tax payable, and classification and presentation of expense reimbursements accounting, and the proper valuation of Class A Common Stock subject to possible redemption.

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

Because of its inherent limitation, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based upon our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024, due to a material weakness in our internal control over financial reporting in connection with lack of controls to assure the accuracy and completeness of accrued expenses and classification and presentation of expense reimbursements accounting and excise taxes payable.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal year ended December 31, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Form 10-K, our directors and executive officers are as follows:

Name	Age	Position
Tse Meng Ng	50	Chairman and Chief Executive Officer
Han Hsiung Lim	50	Chief Financial Officer, Chief Operating Officer and Director
Melvin Xeng Thou Ong	41	Independent Director
Simon Eng Hock Ong	59	Independent Director
Vincent Yang Hui	37	Independent Director

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

Board Meetings

During our 2024 fiscal year, there were two meetings of our board of directors. All directors are expected to attend meetings of the board of directors, meetings of the Committees upon which they serve and meetings of our stockholders absent cause.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2024 there were no delinquent filers.

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

		APPROXIMATE
		PERCENTAGE
	NUMBER	OF
	OF SHARES	OUTSTANDING
NAME AND ADDRESS OF	BENEFICIALLY	COMMON
BENEFICIAL OWNER(1)	OWNED	STOCK
RF Dynamic LLC (our sponsor)(4)(3)(2)	2,875,000	61.8%
Tse Meng Ng(4)(3)(2)	2,875,000	61.8%
Melvin Xeng Thou Ong	—	—
Han Hsiung Lim	—	—
Simon Eng Hock Ong	—	—
Vincent Yang Hui	—	—
All executive officers and directors as a group	2,875,000	61.8%
EarlyBirdCapital, Inc.(5)(2)	200,000	4.3%

5% Holders
Feis Equities LLC(6)	576,917	12.4%
Meteora Capital, LLC(7)	378,010	8.1%
Wolverine Asset Management, LLC(8)	350,172	7.5%
Lighthouse Investment Partners, LLC(9)	237,280	5.1%
Yakira Capital Management, Inc.(10)	265,000	5.7%

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

(5) The address of EarlyBirdCapital, Inc. is 366 Madison Avenue, 8th Floor, New York, NY 10017.

(6) According to a Schedule 13G/A filed on January 10, 2023, Feis Equities LLC and Lawrence M. Feis acquired 576,917 Class A common stock. The business address for the reporting persons is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606.

(7) According to a Schedule 13G filed on February 14, 2024, Meteora Capital, LLC acquired 378,010 Class A common stock. The business address for the reporting person is 1200 N Federal Hwy, #200, Boca Raton FL 33432.
(8) According to a Schedule 13G filed on February 1, 2024, Wolverine Asset Management, LLC, Wolverine Holdings, L.P., Wolverine Trading Partners, Inc., Christopher L. Gust, and Robert R. Bellick acquired 350,172 Class A common stock. The business address for the reporting persons is 175 West Jackson Blvd., Suite 340, Chicago, IL 60604.
(9) According to a Schedule 13G filed on November 13, 2024, Lighthouse Investment Partners, LLC and MAP 136 Segregated Portfolio acquired 237,280 Class A common stock, respectively. The business addresses for the reporting persons are (i) 3801 PGA Boulevard, Suite 604, Palm Beach Gardens, FL 33410, and (ii) Walkers Corporate Limited, 190 Elgin Avenue, George Town, Grand Cayman KY1-9008, Cayman Islands.
(10) According to a Schedule 13G/A filed on November 14, 2024, Yakira Capital Management, Inc., Yakira Partners, L.P., Yakira Enhanced Offshore Fund Ltd., MAP 136 Segregated Portfolio, YP Management, L.L.C., and Bruce M. Kallins acquired 265,000 Class A common stock, 25,931 Class A common stock, 1,789 Class A common stock, 237,280 Class A common stock, 25,931 Class A common stock, and 265,000 Class A common stock, respectively. The business address for the reporting persons is 1555 Post Road East, Suite 202, Westport, CT 06880.

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

Services Arrangements

On March 23, 2022, we entered into an administrative services agreement with our Sponsor, pursuant to which the Sponsor agreed to make available to the Company certain general and administrative services, including office space and secretarial and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of the Sponsor $10,000 per month continuing until the earlier of the consummation by the Company of a Business Combination or the Company’s liquidation. For the period ended December 31, 2024 and December 31, 2023, the Company incurred $120,000 and $120,000 in such fees.

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

Related Party Loans and Advances

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the Note. The Note was non-interest bearing and was payable on the earlier of (i) September 30, 2022, or (ii) the consummation of the Initial Public Offering. As of December 31, 2024, the Company had not drawn down on the promissory note.

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

Subsequently, on February 17, 2024, the Director Promissory Note was further amended and restated to increase the principal amount of the note to $2,000,000. The Director Promissory Note bears no interest and matures on the later of: (i) December 28, 2024, or (ii) the date that the Company consummates an initial business combination. As of the date of this Annual Report the Company has drawn down on 1,825,452 on the Director Promissory note.

On March 24, 2023, the Company and Sponsor entered into a promissory pursuant to which the Sponsor agreed to loan the Company the principal sum of $900,000 to cover the extension payments in connection with the Revised Extension Deadline (the “Extension Promissory Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) December 28, 2023, or (ii) the consummation of the Business Combination. As of December 31, 2024, the Company had not drawn on the promissory note.

On December 26, 2023, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $675,000 to cover the extension payments in connection with the updated Revised Extension Deadline (the “Extension Promissory Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) September 28, 2024, or (ii) the consummation of the Business Combination. As of December 31, 2024, the Company had not drawn on the promissory note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of December 31, 2024, the total amount due to Sponsor was $1,545,279, which was issued to cover working capital expenses.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. For the year ended December 31, 2024 and December 31, 2023, the aggregate fees billed by our independent registered public accounting firm was $410,455 and $72,100, respectively. The said amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from January 11, 2021 (inception) through December 31, 2024.

Tax Fees. For the period from January 11, 2021 (inception) through December 31, 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the period from January 11, 2021 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements

(1)	Financial Statement Schedules:

None.

(2)	Exhibits:

The following exhibits are filed as part of or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
1.1	Underwriting Agreement, dated as of March 23, 2022, between the Company and EarlyBirdCapital, Inc.	Form 8-K	001-41332	1.1	March 29, 2022
2.1	Agreement and Plan of Merger dated as of October 18, 2023, by and among RF Acquisition Corp., GCL Global Holdings Ltd., Grand Centrex Limited, GCL Global Limited and, for limited purposes set forth therein, the Sponsor.	Form 8-K	001-41332	2.1	October 23, 2023
2.2.1	First Amendment to Merger Agreement, dated as of December 1, 2023, by and among RF Acquisition Corp., GCL Global Holdings Ltd., Grand Centrex Limited, GCL Global Limited, and RF Dynamic LLC.	Form 8-K	001-41332	2.1	December 7, 2023
2.2.2	Second Amendment to Merger Agreement, dated as of December 15, 2023, by and among RF Acquisition Corp., GCL Global Holdings Ltd., Grand Centrex Limited, GCL Global Limited, and RF Dynamic LLC.	Form 8-K	001-41332	2.1	December 18, 2023
2.2.3	Third Amendment to Merger Agreement, dated as of January 31, 2024, by and among RF Acquisition Corp., GCL Global Holdings Ltd., Grand Centrex Limited, GCL Global Limited, and RF Dynamic LLC.	Form 8-K	001-41332	2.1	February 2, 2024
2.2.4	Fourth Amendment to Merger Agreement dated as of September 30, 2024 by and among RF Acquisition Corp., GCL Global Holdings Ltd, Grand Centrex Limited, GCL Global Limited and RF Dynamic LLC.	Form 8-K	001-41332	2.1	October 3, 2024
3.1	Certificate of Incorporation of RF Acquisition Corp	Form S-1	333-261765	3.1	March 15, 2022
3.1.1	Amended and Restated Certificate of Incorporation of RF Acquisition Corp	Form 8-K	001-41332	3.1	March 29, 2022
3.1.2	Second Amended and Restated Certificate of Incorporation of RF Acquisition Corp	Form 8-K	001-41332	3.1	March 30, 2023
3.1.3	Amendment to Second Amended and Restated Certificate of Incorporation of RF Acquisition Corp.	Form 8-K	001-41332	3.1	December 27, 2023
3.1.4	Amendment to Second Amended and Restated Certificate of Incorporation of RF Acquisition Corp.	Form 8-K	001-41332	3.1	September 24 2024
3.2	Bylaws of RF Acquisition Corp	Form S-1	333-261765	3.3	March 15, 2022
4.1	Specimen Unit Certificate of RF Acquisition Corp	Form S-1	333-261765	4.1	March 15, 2022
4.2	Specimen Common Stock Certificate of RF Acquisition Corp	Form S-1	333-261765	4.2	March 15, 2022
4.3	Specimen Warrant Certificate of RF Acquisition Corp	Form S-1	333-261765	4.3	March 15, 2022
4.4	Specimen Rights Certificate of RF Acquisition Corp	Form S-1	333-261765	4.4	March 15, 2022
4.5	Warrant Agreement, dated as of March 23, 2022, between RF Acquisition Corp and Continental Stock Transfer & Trust Company	Form 8-K	001-41332	4.1	March 29, 2022
4.6	Description of Registrant’s Securities	Form 10-K	001-41332	4.6	April 26, 2023

10.1	Investment Management Trust Agreement, dated as of March 23, 2022, between the Company and Continental Stock Transfer & Trust Company	Form 8-K	001-41332	10.2	March 29, 2022
10.2	Registration Rights Agreement, dated as of March 23, 2022, among the Company, RF Dynamic LLC, and EarlyBirdCapital,Inc.	Form 8-K	001-41332	10.3	March 29, 2022
10.3	Private Placement Warrants Purchase Agreement, dated as of March 23, 2022, between the Company and RF Dynamic LLC	Form 8-K	001-41332	10.4	March 29, 2022
10.3.1	Private Placement Warrants Purchase Agreement, dated as of March 23, 2022, between the Company and EarlyBirdCapital, Inc.	Form 8-K	001-41332	10.5	March 29, 2022
10.4	Indemnity Agreement, dated as of July 13, 2022, between RF Acquisition Corp. and Ong Zeng Thou	Form 8-K	001-41332	10.1	July 19, 2022
10.5	Amended and Restated Promissory Note, dated as of November 16, 2021, issued to FR Dynamic LLC	Form S-1	333-261765	10.2	March 15, 2022
10.6	Securities Subscription Agreement, dated March 23, 2022, between the Company and the Sponsor	Form 8-K	001-41332	10.6	March 29, 2022
10.7	Letter Agreement, dated as of March 23, 2022, among the Company, its executive officers, its directors and RF Dynamic LLC.	Form 8-K	001-41332	10.1	March 29, 2022
10.8	EBC Founder Shares Purchase Letter Agreement, dated as of April 12, 2021, by and between the Company and EarlyBirdCapital, Inc.	Form 8-K	001-41332	10.8	March 29, 2022
10.9	Administrative Services Agreement, dated as of March 23, 2022, between the Company and the Sponsor	Form 8-K	001-41332	10.7	March 29, 2022
10.10	Sponsor Support Agreement, dated as of October 18, 2023, by and among RF Acquisition Corp., RF Dynamic, LLC, GCL Global Holdings Ltd., and Grand Centrex Limited.	Form 8-K	001-41332	10.1	October 23, 2023
10.11	Shareholder Support Agreement, dated as of October 18, 2023, by and among RF Acquisition Corp., GCL Global Holdings Ltd., Grand Centrex Limited, and Epicsoft Ventures Pte. Ltd.	Form 8-K	001-41332	10.2	October 23, 2023
10.12	Form of Lock-Up Agreement	Form 8-K	001-41332	10.3	October 23, 2023
14.1	Code of Ethics of RF Acquisition Corp	Form S-1	333-261765	14	March 15, 2022
24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
97.1	RF Acquisition Corp. Clawback Policy	Form 10-K	001-41332	97.1	April 25, 2024
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF ACQUISITION CORP.

By:	/s/ Tse Meng Ng
Name:	Tse Meng Ng
Title:	Chief Executive Officer
Date:	February 13, 2025

By:	/s/ Han Hsiung Lim
Name:	Han Hsiung Lim
Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	February 13, 2025

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

Name	Position	Date

/s/ Tse Meng Ng	Chairman and Chief Executive Officer	February 13, 2025
Tse Meng Ng	(Principal Executive Officer)

/s/ Han Hsiung Lim	Chief Financial Officer and Chief	February 13, 2025
Han Hsiung Lim	Operating Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Melvin Xeng Thou Ong	Director	February 13, 2025
Melvin Xeng Thou Ong

/s/ Simon Eng Hock Ong	Director	February 13, 2025
Simon Eng Hock Ong

/s/ Vincent Yang Hui	Director	February 13, 2025
Vincent Yang Hui

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

RF Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of RF Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023 the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, MA

February 13, 2025

RF ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash	$40,511	$188,235
Prepaid expenses - Current	500	57,967
Franchise tax receivable	3,650	—
Income tax receivable	50,470	—
Total Current Assets	95,131	246,202
Investments held in Trust Account	18,084,445	29,718,024
TOTAL ASSETS	$18,179,576	$29,964,226
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,302,469	$1,524,167
Franchise tax payable	—	38,750
Deferred offering costs	903,652	—
Income tax payable	—	50,465
Excise tax payable	1,038,102	906,736
Promissory Note – Related Party	1,825,452	1,202,992
Due to Sponsor	1,545,279	1,392,629
Total Liabilities	$7,614,954	$5,115,739
Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; $0.0001 par value; 1,574,369 and 2,744,649 shares at redemption values $11.46 and $10.76 at December 31, 2024, and December 31, 2023, respectively	18,038,564	29,528,809
Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2024, and December 31, 2023	—	—
Class A Common Stock, $0.0001 par value; 380,000,000 shares authorized; 3,075,000 issued and outstanding (excluding 1,574,369 and 2,744,649 shares subject to redemption) at December 31, 2024, and December 31, 2023, respectively	308	308
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized and 0 shares issued and outstanding at December 31, 2024, and December 31, 2023, respectively	—	—
Additional paid-in capital	—	—
Accumulated Deficit	(7,474,250)	(4,680,630)
Total Stockholders’ Deficit	(7,473,942)	(4,680,322)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$18,179,576	$29,964,226

The accompanying notes are an integral part of the audited financial statements.

RF ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Twelve	For the Twelve
	Months Ended	Months Ended
	December 31, 2024	December 31, 2023
Formation costs and other operating expenses	$1,934,067	2,620,882
Loss from operations	(1,934,067)	(2,620,882)
Other income (expense):
Interest income	1,362,218	2,822,256
Franchise tax expenses	(200,000)	(200,996)
Tax underpayment penalty	—	(15,331)
Total other income, net	1,162,218	2,605,929
Loss before provision for income taxes	(771,849)	(14,953)
Provision for income taxes	(244,065)	(550,465)
Net income (loss)	$(1,015,914)	$(565,418)
Weighted average shares outstanding of Class A common shares, redeemable	2,428,098	5,972,785
Basic and diluted net income (loss) per share, Class A common shares, redeemable	$(0.18)	$(0.06)
Weighted average shares outstanding, Class A and Class B common shares non-redeemable	3,075,000	3,075,000
Basic and diluted net income (loss) per share, Class A and Class B common shares, non-redeemable	$(0.18)	$(0.06)

The accompanying notes are an integral part of the audited financial statements.

RF ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2024

	Class A		Class B		Additional		Total
	Common Shares		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2023	3,075,000	$308	—	$—	$—	$(4,680,630)	$(4,680,322)
Accretion of Class A common stock to redemption amount	—	—	—	—	—	(1,646,341)	(1,646,341)
Net loss for the period	—	—	—	—	—	(1,015,914)	(1,015,914)
Excise tax on stockholder redemption	—	—	—	—	—	(131,365)	(131,365)
Balance—December 31, 2024	3,075,000	$308	—	$—	$—	$(7,474,250)	$(7,473,942)

The accompanying notes are an integral part of the audited financial statements.

RF ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2023

	Class A		Class B		Additional		Total
	Common Shares		Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2022	200,000	$20	2,875,000	$288	$—	$(152,238)	$(151,930)
Conversion of Class B common stock to Class A common stock	2,875,000	288	(2,875,000)	(288)	—	—	—
Accretion of Class A common stock to redemption amount	—	—	—	—	—	(3,056,238)	(3,056,238)
Net loss for the period	—	—	—	—	—	(565,418)	(565,418)
Excise tax on stockholder redemption	—	—	—	—	—	(906,736)	(906,736)
Balance- December 31, 2023	3,075,000	$308	—	$—	$—	$(4,680,630)	$(4,680,322)

The accompanying notes are an integral part of the audited financial statements.

RF ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Twelve	For the Twelve
	Months Ended	Months Ended
	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities:
Net Income (loss)	$(1,015,914)	$(565,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Investments held in trust Account	(1,362,218)	(2,822,256)
Changes in operating assets and liabilities:
Prepaid expenses	57,467	286,836
Accounts payable and accrued expenses	778,303	1,383,855
Due to Sponsor	120,720	120,000
Income tax receivable / payable	(100,935)	(253,425)
Franchise tax receivable / payable	(42,400)	(135,605)
Deferred offering costs	903,652	0
Net cash used in operating activities	$(661,325)	$(1,986,013)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(638,924)	(1,125,000)
Trust Account Withdrawal for redeeming stockholder payments	13,136,586	90,673,661
Trust Account Withdrawal for tax payments	498,135	1,280,047
Net cash provided by investing activities	$12,995,797	$90,828,708

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	622,460	1,202,992
Proceeds from Sponsor for working capital	31,930	796,450
Payment to redeeming stockholders	(13,136,586)	(90,673,661)
Net cash used by financing activities	$(12,482,196)	$(88,674,219)

Net Change in Cash	(147,724)	168,476
Cash - Beginning of period	188,235	19,759
Cash - End of period	$40,511	$188,235

Supplemental cash flow information:
Cash paid for income taxes	$345,000	$819,221

Non-cash investing and financing activities:
Excise tax on stockholder redemption	$131,365	$906,736
Accretion of Class A common stock subject to possible redemption	$1,646,341	$3,056,238

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

As of December 31, 2024, the Company had not yet commenced any operations. All activities for the period from January 11, 2021 (inception) through December 31, 2024, relates to the Company’s formation and the initial public offering (“the Initial Public Offering”) which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On October 18, 2023, the Company entered into an agreement and plan of merger (as amended by the First Amendment, dated as of December 1, 2023, the Second Amendment, dated as of December 15, 2023, the Third Amendment, dated as of January 31, 2024, and the Fourth Amendment dated September 30, 2024, the “Merger Agreement”) with GCL Global Holdings Ltd, a Cayman Islands exempted company limited by shares, Grand Centrex Limited, a British Virgin Islands business company, GCL Global Limited, a Cayman Islands exempted company limited by shares, and, for the limited purposes set forth therein, RF Dynamic LLC, a Delaware limited liability company.

Additionally, on December 20, 2023, a special meeting was held where the Company’s stockholders approved (i) a proposal to amend the Company’s second amended and restated certificate of incorporation to give the Company the right to extend the date by which it has to consummate a business combination from December 28, 2023 to September 28, 2024, composed of an initial three-month extension and six subsequent one-month extensions, for a total of up to nine months after December 28, 2023, by depositing into the Trust Account (A) for the initial three-month extension, the lesser of (i) $225,000 or (ii) $0.09 for each share of the Company’s Class A common stock not redeemed in connection with the proposal, and (B) for each of the six subsequent one-month extensions, the lesser of (i) $75,000 or (ii) $0.03 for each share of Class A common stock not redeemed in connection with the proposal, until September 28, 2024 in exchange for a non-interest-bearing, unsecured promissory note payable upon consummation of a business combination, and (ii) a proposal to remove the net tangible asset requirement in order to expand the methods that the Company may employ so as to not become subject to the “penny stock” rules of the United States Securities and Exchange Commission. At the special meeting the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 1,363,378 shares of Class A common stock exercised their right to redemption at a per share redemption price of approximately $10.72. On December 26, 2023, a total of $14,619,421 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 5,819,649 shares of Class A common stock outstanding. On December 26, 2023, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $675,000 to cover the extension payments in connection with the updated Revised Extension Deadline (the “BC Extension Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) September 28, 2024, or (ii) the consummation of the Business Combination. Also on December 27, 2023, the Company deposited into the Trust Account $225,000 which amount was provided by the Sponsor from the funds granted in connection with the Director Promissory Note issued by Melvin Xeng Thou, for the initial three-month extension. Subsequently on March 25, 2024, April 25, 2024, May 24, 2024, June 25, 2024, July 24, 2024, and August 23, 2024 an amount of $75,000 was made on each day from GCL Global Holdings Ltd (“GCL”) for the purposes of extending the business combination deadline. These payments from GCL are made per the terms of the Merger Agreement (see Note 5). On September 23, 2024, another special meeting (the “Special Meeting”) was held where the Company’s stockholders approved the proposal (the “Extension Amendment Proposal”) to amend the Company’s second amended and restated certificate of incorporation to give the Company the right to extend the date by which it has to consummate a business combination from September 28, 2024 to March 28, 2025, composed of six monthly extensions after September 28, 2024, by depositing into the Trust Account for each of the six monthly extensions, $0.03 for each share of Class A Common Stock not redeemed in connection with the Extension Amendment Proposal, until March 28, 2025 in exchange for a non-interest-bearing, unsecured promissory note payable upon consummation of a business combination. Also at the Special Meeting, stockholders of record were provided the opportunity to exercise their redemption rights. Stockholders properly elected to redeem an aggregate of 1,170,280 Class A common stock at a redemption price of approximately $11.23 per share. On September 25, 2024, a total of $13,136,586 in redemption payments were made in connection with this redemption. Following the redemption, the Company had a total of 4,649,369 shares of Class A common stock outstanding. On September 30, 2024, the parties to the Merger Agreement entered into that certain Fourth Amendment to Merger Agreement (as clarified on October 15, 2024) pursuant to which the parties have agreed to, among other things, extend the deadline for the parties to complete the Business Combination (as defined in the Merger Agreement)

to March 28, 2025. GCL Global also agreed to pay for up to six (6) months of extension fees starting September 28, 2024 and other third-party vendor expenses incurred by the Company in connection with the Business Combination, for an aggregate of up to $500,000 (the “Amendment Expenses”), subject to a dollar-for-dollar reduction to the Maximum Allowable SPAC Transaction Expenses (as such term is defined in the Merger Agreement) and reimbursement by the Sponsor in the event that the Amendment Expenses paid exceeds five percent (5%) of the total amount of Transaction Financing (as defined in the Merger Agreement) (not including the balance of the Trust Account) the Company has received from the Sponsor, its affiliate, or any party introduced by the Sponsor to the Company that was not already known to the Company.

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

Going Concern and Liquidity

At December 31, 2024, the Company had $40,511 of cash and negative working capital of $7,519,823, respectively.

The Company’s liquidity needs up to March 28, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 5). As of December 31, 2024, there were no amounts outstanding under any Working Capital Loans.

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

Our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control. The Company did not consummate a business combination by the revised deadline of September 28, 2024, but extended the deadline to March 28, 2025 by depositing monthly extensions into the Trust Account in the amount of $0.03 for each share of Class A common stock not redeemed in connection with the Extension Amendment Proposal. The Company may seek additional shareholder approval to further extend the deadline to consummate a business combination.

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

Concentration of Credit Risk and Inflation Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. In addition, inflation has been increasing in recent periods and is expected to continue to be volatile in the future. Our investment portfolio may experience the risk of realized losses on our short-term investments if we were to sell before maturity due to the market volatility caused by increased interest rates. At December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $40,511 and $188,235 cash and cash equivalents as of December 31, 2024 and December 31, 2023, respectively.

Cash Held in Trust Account

The Company’s portfolio of investments held in trust consisted solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income earned on investments in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. In February of 2023 the Company’s trust balance was moved to an interest-bearing bank deposit account due to receiving a slightly higher interest rate from Citi. At December 31, 2024 and December 31, 2023, the Company had $18,084,445 and $29,718,024 in the trust account respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for the payment of interest and penalties as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

On June 28, 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024. Additionally, the Company will need to remit payment and file a return for the liability incurred between January 1, 2024 through December 31, 2024 on or before October 31, 2025.

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

On September 23, 2024, a special meeting was held where the Company’s stockholders approved the proposal to amend the Company’s second amended and restated certificate of incorporation to give the Company the right to extend the date by which it has to consummate a business combination from September 28, 2024 to March 28, 2025, composed of six monthly extensions after September 28, 2024, by depositing into the Trust Account for each of the six monthly extensions, $0.03 for each share of Class A Common Stock not redeemed in connection with the Extension Amendment Proposal, until March 28, 2025 in exchange for a non-interest-bearing, unsecured promissory note payable upon consummation of a business combination. Also at the Special Meeting, stockholders of record were provided the opportunity to exercise their redemption rights. Stockholders properly elected to redeem an aggregate of 1,170,280 Class A common stock at a redemption price of approximately $11.23 per share. On September 25, 2024, a total of $13,136,586 in redemption payments were made in connection with this redemption. Following the redemption, the Company recorded $131,365 of excise tax expense and excise tax payable related to the redemption. As of December 31, 2024 and December 31, 2023, the total excise tax payable was $1,038,102 and $906,736, respectively.

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

At December 31, 2024, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2022	$117,146,232
Less:
Stockholder redemption of 7,391,973 shares at redemption value	(76,054,240)
Stockholder redemption of 1,363,378 shares at redemption value	(14,619,421)
Add:
Accretion of carrying value to redemption value	3,056,238
Class A common stock subject to possible redemption at December 31, 2023	$29,528,809
Less:
Stockholder redemption of 1,170,280 shares at redemption value	(13,136,586)
Add:
Accretion of carrying value to redemption value	1,646,341
Class A common stock subject to possible redemption at December 31, 2024	$18,038,564

Net Income (Loss) Per Share Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Basic income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with FASB 480, common shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been included in the calculation of income (loss) per common share for the twelve months ended December 31, 2024 and December, 2023. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted income (loss) per share includes the incremental number of common shares to be issued to settle warrants and rights, as calculated using the treasury method. For the twelve months ended December 31, 2024 and December, 2023 the Company did not have any dilutive warrants, rights, securities or other contracts that could potentially, be exercised or converted into common shares. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for all periods presented. Potentially diluted Class B shares subject to forfeiture upon the underwriter’s non exercise of the over-allotment option were excluded from the calculation for the period up until March 30, 2022 when the underwriters exercised the over-allotment option and those 375,000 shares were no longer subject to forfeiture.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts) for the twelve months ended December 31, 2024, and December 31, 2023:

	For the Twelve Months Ended		For the Twelve Months Ended
	December 31, 2024		December 31, 2023
	Class A,	Class A and Class B,	Class A,	Class A and Class B,
	redeemable	Non-redeemable	redeemable	Non-redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net income (loss), as adjusted	$(448,245)	$(567,669)	$(373,254)	$(192,164)
Denominator:
Basic and diluted weighted average shares outstanding	2,428,098	3,075,000	5,972,785	3,075,000
Basic and diluted net income (loss) per common share	$(0.18)	$(0.18)	$(0.06)	$(0.06)

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

Operating Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chairman and Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the CODM comprehensively manages the entire business. Accordingly, the Company does not accumulate discrete financial information with respect to separate divisions and does not have separate operating or reportable segments. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815–40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. The ASU’s amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2024. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted this guidance as of January 1, 2024.  The adoption resulted in disclosure changes only.

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

Administrative Services Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s initial business combination or liquidation, the Company will make a payment of a monthly fee of $10,000 to the Sponsor for office space, utilities and secretarial and administrative support provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period ended December 31, 2024 and December 31, 2023, $120,000 and $120,000 had been incurred and unpaid, respectively.

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

Deferred Offering Costs

GCL Global Limited has agreed to pay (i) any extension fees up to $100,000 per month on or after March 28, 2024, (ii) up to $100,000 for fees associated with the completion of the Company’s December 31, 2023 Form 10-K and March 31, 2024 Form 10-Q, and (iii) up to an additional $25,000 for the June 30, 2024 Form 10-Q. GCL Global also agreed to pay for up to six (6) months of extension fees starting September 28, 2024 and other third-party vendor expenses incurred by the Company in connection with the Business Combination, for an aggregate of up to $500,000 (the “Amendment Expenses”), subject to a dollar-for-dollar reduction to the Maximum Allowable SPAC Transaction Expenses (as such term is defined in the Merger Agreement) and reimbursement by the Sponsor in the event that the Amendment Expenses paid exceeds five percent (5%) of the total amount of Transaction Financing (as defined in the Merger Agreement) (not including the balance of the Trust Account) the Company has received from the Sponsor, its affiliate, or any party introduced by the Sponsor to the Company that was not already known to the Company. As of December 31, 2024, the aggregated costs paid by GCL Global Limited amounted to $903,652, of which $638,924  relates to extension fees to be settled upon the closing of an initial business combination.

Due to Sponsor

The Sponsor has paid expenses on behalf of the Company prior to the Company’s Initial Public Offering and for working capital expenses. This amount is not interest bearing and due on demand by the Sponsor. As of December 31, 2024, $1,545,279 was due to Sponsor, of which $330,000 relates to office space, utilities and secretarial and administrative support provided by the Sponsor and the remaining was used for working capital expenses. As of December 31, 2023, $1,392,629 was due to the Sponsor, of which $210,000 relates to office space, utilities and secretarial and administrative support provided by the Sponsor the remaining was used for working capital expenses.

Promissory Note – Related Party

The sponsor has agreed to loan the Company up to $300,000 in the aggregate, to be used for a portion of the expenses of the Initial Public Offering. The loans will be non-interest bearing, unsecured and due at the earlier of September 30, 2022 or the closing of the Initial Public Offering. As of December 31, 2024 and December 31, 2023 the Company has not drawn down on the promissory note.

On March 13, 2023, a Director of the Company, Melvin Xeng Thou Ong agreed to loan the Sponsor an aggregate of up to $600,000 to be used for (i) extension payments in connection with the business combination, and (ii) working capital requirements (the “Director Promissory Note”). On June 24, 2023, the Director Promissory note was amended and restated to increase the principal amount of the note to $1,200,000. Furthermore, On February 17, 2024, the Director Promissory Note was amended and restated to increase the principal amount of the note to $2,000,000. The Director Promissory Note bears no interest and matures on the later of: (i) December 28, 2024, or (ii) the date that the Company consummates an initial business combination. The Company had a balance of $1,825,452 and $1,202,992 as of December 31, 2024 and December 31, 2023, respectively, outstanding on the Director Promissory Note, of which $1,125,000 was allocated to extension payments and the remainder dedicated to working capital requirements. Also on December 27, 2023, the Company deposited into the Trust Account $225,000, which amount was provided by the Sponsor from the funds granted in connection with the Director Promissory Note issued by Melvin Xeng Thou, for the initial three-month extension. This amount is reflected as a liability within the Promissory note – related party line item of the accompanying balance sheet.

On March 24, 2023, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $900,000 to cover the extension payments in connection with the Revised Extension Deadline (the “Extension Promissory Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) December 28, 2023, or (ii) the consummation of the Business Combination. As of December 31, 2024, the Company had not drawn on the Extension Promissory Note. Additionally, the Company and Sponsor entered into a promissory note pursuant to which the Sponsor agreed to loan the Company the principal sum of $675,000 on December 26, 2023 to cover the extension payments in connection with the updated Revised Extension Deadline (the “BC Extension Note”). The promissory note was non-interest bearing and is payable on the earlier of (1) September 28, 2024, or (ii) the consummation of the Business Combination. As of December 31, 2024, the Company had not drawn on the BC Extension Note.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. On April 12, 2021, the Company issued to EBC and/or its designees an aggregate of 200,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2024 and December 31, 2023, there were 3,075,000 shares of Class A common stock issued and outstanding, excluding 1,574,369 and 2,744,649 shares of Class A common stock subject to possible redemption , respectively.

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

On June 26, 2023, the Company’s board of directors unanimously consented to the conversion of the Company’s shares of Class B common stock to shares of Class A common stock on a one - for one basis. On June 26, 2023, RF Dynamic LLC, the sole holder of Class B common stock, also consented to the conversion of the Company’s Class B Common Stock to shares of Class A common stock on a one - for - one basis. On July 7, 2023, the Company instructed its transfer agent to initiate the conversion of the shares of Class B common stock to shares of Class A common stock. An aggregate of 2,875,000 shares of Class B common stock with a par value of $0.0001 per share was converted into 2,875,000 shares of Class A common stock with a par value of $0.0001. Following, the Company had a total of 3,075,000 shares of Class A common stock outstanding. As of December 31, 2024 and December 31, 2023, there were 0 shares of Class B common stock issued and outstanding.

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

NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. Accordingly, as of December 31, 2024, and December 31, 2023, 1,574,369 and 2,744,649 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 and December 31, 2023 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2024	December 31, 2023
Assets:
Investments held in Trust Account	1	$18,084,445	$29,718,024

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period ending December 31, 2024 and December 31, 2023.

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

NOTE 11. TAXES

	For the year ended	For the year ended
	December 31, 2024	December 31, 2023
Deferred tax assets:	—	—
Start-up costs	$644,728	$420,391
Total deferred tax assets	644,728	420,391
Valuation Allowance	(644,728)	(420,391)
Deferred tax asset, net of allowance	$—	$—

	For the year ended	For the year ended
	December 31, 2024	December 31, 2023
Federal	—	—
Current	$244,065	$550,465
Deferred	(224,337)	(240,110)
State and local	—	—
Current	—	—
Deferred	—	—
Change in valuation allowance	224,337	240,110
Income tax provision	$244,065	$550,465

As of December 31, 2024, the Company had no U.S. federal operating loss carryovers.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended December 31, 2024 and December 31, 2023, the change in the valuation allowance was $224,337 and $240,110, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2024	2023
U.S. federal statutory rate	21.0%	21.0%
Transaction Costs	(23.6)%	(2,074.9)%
Penalties	—%	(21.5)%
Valuation allowance	(29.1)%	(1,605.7)%
Income tax provision	(31.7)%	(3,681.1)%

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

On January 23, 2025, a Special Meeting was held in which the Company’s stockholders of record approved a proposal to adopt (a) the agreement and plan of merger, dated October 18, 2023 (as amended), by and among the Company, GCL Global Holdings Ltd, Grand Centrex Limited, GCL Global Limited, and RF Dynamic LLC, (b) the business combination and related transactions, and (c) all other related proposals.

At the Special Meeting, the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 1,522,973 shares of Class A common stock exercised their redemption rights at a per share redemption price of approximately $11.55. Following the redemption, the Company had a total of 51,396 shares of Class A common stock subject to possible redemption outstanding.

On October 30, 2024, the Company received written notice from the listing qualifications department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company had not regained compliance with Nasdaq Listing Rule 5450(a)(2) within the 180-calendar day compliance period. Subsequently, the Company appealed this determination and requested a hearing to the Nasdaq Hearings Panel (the “Panel”). On November 6, 2024, Nasdaq granted the Company a hearing on December 19, 2024 with the Panel.

On January 21, 2025, the Company received a written notice from Nasdaq stating that, based on the information presented at the hearing on December 19, 2024, the Panel has determined to grant the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with Listing Rule 5405 on or before March 23, 2025.

On February 13, 2025, the Company consummated its business combination with GCL Global Holdings Ltd., pursuant to the terms of the agreement and plan of merger, dated October 18, 2023 (as amended), by and among the Company, GCL Global Holdings Ltd, Grand Centrex Limited, GCL Global Limited, and RF Dynamic LLC.